Form 10-Q
period 1995-04-29
LECHTERS INC
filed 1995-06-13
CIK 798186

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended April 29, 1995          COMMISSION FILE NO. 0-17870


                                LECHTERS, INC.
    ----------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW JERSEY                              No. 13-2821526
- -----------------------------------------------   --------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)    (I.R.S. EMPLOYER
                                                  IDENTIFICATION NO.)


1 Cape May Street, Harrison, NEW JERSEY           07029
- ----------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code:             (201) 481-1100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             YES   x     NO


The number of shares of the Registrant's common stock, without par
value, outstanding at June 6, 1995:     17,146,286:

                       LECHTERS, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                       FOR QUARTER ENDED APRIL 29, 1995
                                    INDEX


                                                                      PAGE NO.

PART I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               April 29, 1995 and January 28, 1995                        1

               Consolidated Statements of Income
               for the Thirteen Weeks Ended
               April 29, 1995 and April 30, 1994                          2

               Consolidated Statements of Cash Flows
               for the Thirteen Weeks Ended
               April 29, 1995 and April 30, 1994                          3

               Consolidated Statement of Shareholders'
               Equity for the Thirteen Weeks Ended
               April 29, 1995                                             4

               Notes to Consolidated Financial
               Statements                                                5-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                 7-8


PART II.  Other Information

     Item 6.   Exhibits and Reports                                        9

                       LECHTERS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

         (Amounts in thousands, except share and per share amounts)
                                             April 29,      January 28,
                                               1995            1995
          A S S E T S                        (unaudited)
Current Assets:
     Cash and Cash Equivalents               $  6,489       $ 14,774
     Available for Sale Securities             38,837         43,339
     Accounts Receivable                        7,366          6,668
     Merchandise Inventories                  110,536         97,323
     Prepaid Expenses                           7,703          4,601
     Total Current Assets                     170,931        166,705
Property and Equipment - at Cost:
     Fixtures and Equipment                    56,464         53,786
     Leasehold Improvements                    94,429         92,954
                                              150,893        146,740
     Less Accumulated Deprec & Amort           50,779         47,265
                                              100,114         99,475
Other Assets                                    4,717          4,530
Total Assets                                 $275,762       $270,710
                                             ========       ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion Long-Term Debt          $  3,000       $  3,000
     Accounts Payable                          23,356         15,453
     Salaries, Wages and Other Accd Exp         9,822          9,906
     Taxes, Other Than Income Taxes             2,496          2,806
     Federal and State Income Taxes               532            755
     Total Current Liabilities                 39,206         31,920
Long-term Debt
     Notes Payable                             21,000         21,000
     5% Convertible Subordinated Debentures
       due September 27, 2001 (Net of
       Unamortized Discount of $7,983 and
       $8,222, respectively)                   57,017         56,777
     Total Long-term Debt                      78,017         77,777
Def Income Taxes and Other Def Credits         16,997         17,472
Shareholders' Equity:
     Preferred Stock, $100 Par Value
       Authorized 1,000,000 Shares,
       Issued and Outstanding - None             --             --
     Common Stock, Without Par Value,
       Authorized 50,000,000 Shares,
       Issued and Outstanding 17,140,386
       and 17,118,646 Shares, Respectively         58             58
     Unrealized Holding Loss on Available
       for Sales Securities                       (76)          (210)
     Additional Paid-in Capital                62,634         62,423
     Retained Earnings                         78,926         81,270
     Total Shareholders' Equity               141,542        143,541

Total Liabilities and Shareholders'
  Equity                                     $275,762       $270,710
                                             ========       ========

See accompanying notes to consolidated financial statements.

                                     - 1 -

                        LECHTERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            (Amounts in thousands, except share and per share data)
                                               Thirteen Weeks Ended
                                             April 29,      April 30,
                                               1995           1994
                                                    (unaudited)
Net Sales                                    $ 80,316       $ 73,692

Cost of Goods Sold (including occupancy
  and indirect costs)                          60,076         53,907

          Gross Profit                         20,240         19,785

Selling, General and Administrative
  Expenses                                     23,288         20,398

Operating Loss                                 (3,048)          (613)

Other Expenses (Income):
     Interest Expense                           1,638          1,900

     Interest Income                             (713)          (381)

     Loss on Sale of Government
       Securities                                --               21

Total Other Expenses                              925          1,540

Loss Before Income Taxes                       (3,973)        (2,153)

Income Tax Benefit                             (1,629)          (883)

Net Loss                                     ($ 2,344)      ($ 1,270)
                                             ========       ========

Net Loss Per Share                             ($0.13)        ($0.07)
                                             ========       ========

Weighted Average Shares Outstanding          17,416,000     17,072,000
                                             ==========     ==========
See accompanying notes to consolidated financial statements.

                                     - 2 -

                        LECHTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in thousands)
                                               Thirteen Weeks Ended

                                             April 29,      April 30,
                                               1995           1994
                                                     (unaudited)
Cash Flows From Operating Activities:
     Net Loss                                ($2,344)       ($1,270)
Adjustments to Reconcile Net Loss to Net
  Cash (Used In) Provided By Operating
  Activities:
     Depreciation and Amortization             3,819          3,357
     Other                                       (89)           247
Changes in Assets and Liabilities:
     Increase in Accounts Receivable            (698)          (167)
     Increase in Merchandise Inventories     (13,528)        (3,264)
     Increase in Prepaid Expenses             (3,102)        (2,038)
     Increase in Accounts Payable,
       Accrued Expenses and Taxes Other
       Than Income Taxes                       8,227          4,163
     Decrease in Income Taxes Payable           (223)           (93)
     Increase in Other Assets                   (232)          (624)

     Net Cash (Used In) Provided By
       Operating Activities                   (8,170)           311

Cash Flows From Investing Activities:
     Capital Expenditures                     (4,700)        (4,491)
     Decrease (Increase) in Available
       for Sale Securities                     4,374           (790)

     Net Cash Used In Investing
       Activities                               (326)        (5,281)

Cash Flows From Financing Activities:
     Exercise of Stock Options                   211             31

     Net Cash Provided by Financing
       Activities                                211             31

Net Decrease in Cash and Cash Equivalents     (8,285)        (4,939)
Cash and Cash Equivalents, Beginning of
  Period                                      14,774          8,963

Cash and Cash Equivalents, End of Period     $ 6,489        $ 4,024
                                             =======        =======

Supplemental Disclosure of Cash Flows
  Information:

Non Cash Investing Activities:

     Unrealized Holding Loss Adjustment
       on Available for Sale Securities      $   227        $  (476)
                                             =======        ========

Cash Paid During the Period for:

     Interest                                $   481        $   893
                                             =======        =======

     Taxes                                   $    43        $    94
                                             =======        =======

         See accompanying notes to consolidated financial statements.

                                     - 3 -

                        LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                            (Amounts in thousands)
                             Common    Additional            Unrealized
                              Stock     Paid-In    Retained   Holding
                             Issued     Capital    Earnings  Gain(Loss)   Total

Balance, January 28, 1995       $58    $62,423     $81,270     (210)      $143,541

Net Loss Thirteen Weeks
  Ended April 29, 1995          --        --        (2,344)      --         (2,344)

Unrealized Holding Loss
  Adjustment                    --        --          --        134            134

Exercise of Stock Options                  211        --         --            211

Balance, April 29, 1995
  (unaudited)                    $58   $62,634     $78,926     ($76)       $141,542
                               =====   =======     =======     =====       ========





























         See accompanying notes to consolidated financial statements.

                                     - 4 -

                       LECHTERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


1.   General

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included.

     The Company's results of operations for the thirteen weeks ended April 29, 1995 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classification used for fiscal 1995.

2.   Net Loss Per Share

     Net loss per share data was computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the thirteen weeks ended April 29, 1995 and April 30, 1994. Common stock equivalents include outstanding stock options. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and were not included in the calculation of primary net loss per share for the periods ended April 29, 1995 and April 30, 1994. For the purpose of computing fully diluted net loss per share, the assumed conversion of such debentures would have an anti-dilutive effect on the thirteen weeks ended April 29, 1995 and April 30, 1994.

3.   Restructuring Charge

     During June 1994, the Company recorded a pretax restructuring charge of approximately $11,000,000 (approximately $6,500,000 after tax or $0.38 per share) related to its initial plan to close 15 unprofitable stores and discontinue various unprofitable merchandise lines. The plan called for the termination of the employment of approximately 19 associates from store operations, the service office and distribution centers. During the fourth quarter of Fiscal 1994, the Company revised its estimate of the number of store closings to 10 stores and reduced the related store closing provision by $3,000,000. However, the Company also increased its estimate of the provision to markdown discontinued merchandise by a similar amount. The revised estimated restructuring charge includes the following:

          Inventory writedown                     $ 7,400,000
          Store closing:
               Property and equipment writeoffs     1,800,000
               Store closing and lease
                 termination costs                  1,200,000
          Severance costs                             600,000

                                                  $11,000,000
                                                  ===========

     During Fiscal 1994, the Company used approximately $6,800,000 to markdown discontinued merchandise lines, approximately $1,500,000 to close five of the 10 stores, and approximately $300,000 to pay related severance costs.

     During the thirteen weeks ended April 29, 1995 the Company used approximately $600,000 to markdown discontinued merchandise lines, approximately $80,000 to pay costs related to the five stores planned to close and approximately $20,000 to pay related severance costs. The remaining restructuring reserve as of April 29, 1995 was approximately $1,700,000, and it is estimated by management to be sufficient to complete the revised restructuring plan by June 1995.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Thirteen Weeks Ended April 29, 1995 in Comparison with Thirteen Weeks Ended April 30, 1994

     Net sales of $80,316,000 for the thirteen weeks ended April 29, 1995 increased by $6,624,000 (9.0%) over net sales of $73,692,000 for the thirteen weeks ended April 30, 1994. This increase was primarily attributable to an increase in the number of stores open during the period and partially attributable to the Company's remodeling program. During the thirteen weeks ended April 29, 1995, the Company's comparable store sales decreased 0.3%, as compared to prior year's comparable period. There were 609 stores open on April 29, 1995 compared with 571 stores open at the end of the comparable period of the prior year, an increase of 38 stores (6.7%). During the thirteen weeks ended April 29, 1995, the Company opened seven new stores, closed three stores, and remodeled an additional five stores.

     Gross profit for the thirteen weeks ended April 29, 1995 was $20,240,000, or 25.2% of net sales, compared with $19,785,000, or
26.8% of net sales, during the prior year's comparable period. The decrease in gross profit as a percentage of sales is primarily due to lower markups on 1995 purchases, the amount of markdowns taken in the current period in excess of the amount of markdowns taken in the comparable period of the prior year, higher freight rates and an increase in other occupancy costs as a percentage of sales.

     Selling, general and administrative expenses increased as a percentage of net sales to 29.0% during the thirteen weeks ended April 29, 1995 from 27.7% during the thirteen weeks ended April 30, 1994. This increase was primarily attributable to an increase in general administrative expenses associated with the additional 38 stores in operation during the thirteen week period ended April 29, 1995, together with additional advertising expenses.

     Other expenses decreased by $615,000 to $925,000 for the thirteen weeks ended April 29, 1995. This decrease was primarily attributable to a decrease in interest expense of $262,000 resulting from the Company reducing its debt by repaying $6,000,000 of 10.5% Notes during the third quarter of 1994.

Liquidity and Capital Resources

     Cash and cash equivalents and available for sale securities decreased by $12,787,000 and $4,625,000 respectively for the thirteen weeks ended April 29, 1995 and April 30, 1994.

     Net cash used in operating activities was $8,170,000 for the thirteen weeks ended April 29, 1995 versus net cash provided by operating activities of $311,000 for the thirteen weeks ended April 30, 1994. The decrease in net cash used in operating activities of $8,481,000 was mainly attributable to an increase in the growth of merchandise inventory of $10,264,000, an increase in the growth of accounts payable and accrued expenses of $4,064,000, an increase in the growth of prepaid expenses of $1,064,000 and an increase in net loss of $1,074,000.

     Capital expenditures of $4,700,000 primarily consisted of the costs of construction and fixtures for seven new stores, and the remodeling of five existing stores. Capital expenditures were funded by available cash. Capital expenditures for the comparable 1994 period were $4,491,000.

                       LECHTERS, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.

          10.8 Amendment to Employment Agreement dated as of January 11, 1994 between the Company and Steen Kanter
               (Incorporated herein by reference to the Company's
               Annual Report on Form 10-K for the year ended January
               28, 1995)



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LECHTERS, INC.



                              By:________________________________
                                   John W. Smolak
                                   Vice President and
                                   Chief Financial Officer



Date: June 12, 1995