Form 10-Q
period 1995-07-29
LECHTERS INC
filed 1995-09-12
CIK 798186

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended July 29, 1995           COMMISSION FILE NO. 0-17870


                                LECHTERS, INC.
    ----------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW JERSEY                              No. 13-2821526
-----------------------------------------------   --------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)    (I.R.S. EMPLOYER
                                                  IDENTIFICATION NO.)


1 Cape May Street, Harrison, NEW JERSEY           07029
----------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code:             (201) 481-1100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             YES   x     NO


The number of shares of the Registrant's common stock, without par
value, outstanding at September 1, 1995:     17,151,886

                       LECHTERS, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                       FOR QUARTER ENDED JULY 29, 1995
                                    INDEX


                                                                      PAGE NO.

PART I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               July 29, 1995 and January 28, 1995                         1

               Consolidated Statements of Income
               for the Thirteen and Twenty-Six Weeks
               Ended July 29, 1995 and July 30, 1994                      2

               Consolidated Statements of Cash Flows
               for the Twenty-Six Weeks Ended
               July 29, 1995 and July 30, 1994                            3

               Consolidated Statement of Shareholders'
               Equity for the Twenty-Six Weeks Ended
               July 29, 1995                                              4

               Notes to Consolidated Financial
               Statements                                                5-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                 7-9


PART II.  Other Information

     Item 6.   Exhibits and Reports                                     10-11

                       LECHTERS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

         (Amounts in thousands, except share and per share amounts)
                                              July 29,      January 28,
                                               1995            1995
          A S S E T S                        (unaudited)
Current Assets:
     Cash and Cash Equivalents               $  9,940       $ 14,774
     Available for Sale Securities             28,463         43,339
     Accounts Receivable                        7,108          6,668
     Merchandise Inventories                  112,143         97,323
     Prepaid Expenses                           9,634          4,601
     Total Current Assets                     167,288        166,705
Property and Equipment - at Cost:
     Fixtures and Equipment                    58,149         53,786
     Leasehold Improvements                    97,209         92,954
                                              155,358        146,740
     Less Accumulated Deprec & Amort           54,038         47,265
                                              101,320         99,475
Other Assets                                    4,614          4,530
Total Assets                                 $273,222       $270,710
                                             ========       ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion Long-Term Debt          $  3,000       $  3,000
     Accounts Payable                          20,104         15,453
     Salaries, Wages and Other Accd Exp        11,293          9,906
     Taxes, Other Than Income Taxes             2,999          2,806
     Federal and State Income Taxes               519            755
     Total Current Liabilities                 37,915         31,920
Long-term Debt
     Notes Payable                             21,000         21,000
     5% Convertible Subordinated Debentures
       due September 27, 2001 (Net of
       Unamortized Discount of $7,738 and
       $8,222, respectively)                   57,262         56,777
     Total Long-term Debt                      78,262         77,777
Def Income Taxes and Other Def Credits         17,253         17,472
Shareholders' Equity:
     Preferred Stock, $100 Par Value
       Authorized 1,000,000 Shares,
       Issued and Outstanding - None             --             --
     Common Stock, Without Par Value,
       Authorized 50,000,000 Shares,
       Issued and Outstanding 17,140,386
       and 17,118,646 Shares, Respectively         58             58
     Unrealized Holding Loss on Available
       for Sales Securities                       (16)          (210)
     Additional Paid-in Capital                62,690         62,423
     Retained Earnings                         77,060         81,270
     Total Shareholders' Equity               139,792        143,541

Total Liabilities and Shareholders'
  Equity                                     $273,222       $270,710
                                             ========       ========

See accompanying notes to consolidated financial statements.

                                     - 1 -

                          LECHTERS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

              (Amounts in thousands, except share and per share data)
                                   Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                   July 29,  July 30,       July 29,  July 30,
                                     1995      1994           1995      1994
                                      (unaudited)             (unaudited)
Net Sales                          $ 88,671  $ 81,582       $168,987  $155,274

Cost of Goods Sold (including
  occupancy and indirect costs)      65,926    58,978        126,002   112,885

          Gross Profit               22,745    22,604         42,985    42,389

Selling, General and
  Administrative Expenses            24,626    21,903         47,914    42,301

Restructuring Charge                  --       11,000          --       11,000

Operating Loss                       (1,881)  (10,299)        (4,929)  (10,912)

Other Expenses (Income):
     Interest Expense                 1,818     1,814          3,456     3,714

     Interest Income                   (506)     (352)        (1,219)     (733)

     (Gain) Loss on Sale of
       Government Securities            (30)       29            (30)       50

Total Other Expenses (Income)         1,282     1,491          2,207     3,031

Loss Before Income Taxes             (3,163)  (11,790)        (7,136)  (13,943)

Income Tax Benefit                   (1,297)   (4,834)        (2,926)   (5,717)

Net Loss                           $ (1,866) $ (6,956)      $ (4,210) $ (8,226)
                                   ========  ========       ========  ========

Net Loss Per Share                   ($0.11)   ($0.41)        ($0.24)   ($0.48)
                                   ========  ========       ========  ========

Weighted Average Shares
 Outstanding                       17,333,000 17,053,000    17,374,000 17,068,000
                                   ========== ==========    ========== ==========
See accompanying notes to consolidated financial statements.

                                       - 2 -

                          LECHTERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Amounts in thousands)
                                              Twenty-Six Weeks Ended

                                             July 29,       July 30,
                                               1995           1994
                                                     (unaudited)
Cash Flows From Operating Activities:
     Net Loss                                ($4,210)       ($8,226)
Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
     Restructuring Charge                       --           11,000
     Depreciation and Amortization             7,768          7,000
     Other                                       422            578
Changes in Assets and Liabilities, Net of
Effects of Restructuring:
     Increase in Accounts Receivable            (440)        (5,564)
     Increase in Merchandise Inventories     (14,123)        (7,015)
     Increase in Prepaid Expenses             (5,033)        (4,088)
     Increase in Accounts Payable,
       Accrued Expenses and Taxes Other
       Than Income Taxes                       5,534          3,778
     Decrease in Income Taxes Payable           (236)           (97)
     Increase in Other Assets                   (175)          (640)

     Net Cash Used In Operating Activities:  (10,493)        (3,274)

Cash Flows From Investing Activities:
     Capital Expenditures                     (9,813)        (9,457)
     Decrease in Available for Sale
       Securities                             15,205          9,794

     Net Cash Provided By Investing
       Activities                              5,392            337

Cash Flows From Financing Activities:
     Exercise of Stock Options                   267            213

     Net Cash Provided by Financing
       Activities                                267            213

Net Decrease in Cash and Cash Equivalents     (4,834)        (2,724)
Cash and Cash Equivalents, Beginning of
  Period                                      14,774          8,963

Cash and Cash Equivalents, End of Period     $ 9,940        $ 6,239
                                             =======        =======

Supplemental Disclosure of Cash Flows
  Information:

Non Cash Investing Activities:

     Unrealized Holding Loss Adjustment
       on Available for Sale Securities      $   329        $   420
                                             =======        =======

Cash Paid During the Period for:

     Interest Paid                           $ 1,207        $ 1,608
                                             =======        =======

     Income Taxes (Refunded)/Paid            ($1,190)       $    98
                                             =======        =======


           See accompanying notes to consolidated financial statements.


                          LECHTERS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                              (Amounts in thousands)
                            Common    Additional            Unrealized
                             Stock     Paid-In    Retained   Holding
                            Issued     Capital    Earnings  Gain(Loss)  Total

Balance, January 28, 1995   $58       $62,423     $81,270   (210)       $143,541

Net Loss Twenty-Six Weeks
  Ended July 29, 1995        --          --        (4,210)    --          (4,210)

Unrealized Holding Loss
  Adjustment                 --          --          --       194            194

Exercise of Stock Options    --           267        --        --            267

Balance, July 29, 1995
  (unaudited)                $58       $62,690     $77,060   $(16)      $139,792
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

     The Company's results of operations for the thirteen and twenty-six weeks ended July 29, 1995 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classification used for fiscal 1995.

2.   Net Loss Per Share

     Net loss per share data was computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the thirteen and twenty-six weeks ended July 29, 1995 and July 30, 1994. Common stock equivalents include outstanding stock options. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and were not included in the calculation of primary net loss per share for the periods ended July 29, 1995 and July 30, 1994. For the purpose of computing fully diluted net loss per share, the assumed conversion of such debentures would have an anti-dilutive effect on the thirteen and twenty-six weeks ended July 29, 1995 and July 30, 1994.

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

     During the twenty-six weeks ended July 29, 1995 the Company used approximately $700,000 to markdown discontinued merchandise lines, approximately $300,000 to pay costs related to the five stores closed and approximately $30,000 to pay related severance costs. The remaining restructuring reserve as of July 29, 1995 was approximately $1,370,000, and it is estimated by management to be sufficient for any obligations still outstanding relating to the Company's restructuring plan.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Thirteen Weeks Ended July 29, 1995 in Comparison with Thirteen Weeks Ended July 30, 1994

     Net sales of $88,671,000 for the thirteen weeks ended July 29, 1995 increased by $7,089,000 (8.8%) over net sales of $81,582,000 for the thirteen weeks ended July 30, 1994. This increase was primarily attributable to an increase in the number of stores open during the period and partially attributable to the Company's remodeling program. During the thirteen weeks ended July 29, 1995, the Company's comparable store sales decreased 0.5%, as compared to prior year's comparable period. There were 618 stores open on July 29, 1995 compared with 579 stores open at the end of the comparable period of the prior year, an increase of 39 stores (6.7%). During the thirteen weeks ended July 29, 1995, the Company opened nine new stores and remodeled an additional two stores.

     Gross profit for the thirteen weeks ended July 29, 1995 was $22,745,000, or 25.7% of net sales, compared with $22,604,000, or
27.7% of net sales, during the prior year's comparable period. The decrease in gross profit as a percentage of sales is primarily due to a transitional imbalance in the Company's product mix and under-absorption of allocated fixed expenses, namely occupancy and indirect costs, due to the 0.5% decline in the Company's comparable store sales. During the second quarter approximately 100 of the Company's stores were repositioned with the new merchandise mix, which places greater emphasis on products for the kitchen, private label and higher margin, direct and foreign sourced goods.

     Selling, general and administrative expenses increased as a percentage of net sales to 27.8% during the thirteen weeks ended July 29, 1995 from 26.8% during the thirteen weeks ended July 30, 1994. This increase was primarily attributable to an increase in general administrative expenses associated with the additional 39 stores in operation during the thirteen week period ended July 29, 1995, and the effect of a decrease in the Company's comparable store sales as compared to the same period of the prior year.

     Other expenses decreased by $209,000 to $1,282,000 for the thirteen weeks ended July 29, 1995. This decrease was primarily attributable to an increase in interest income of $154,000 resulting from greater excess cash balances invested at higher rates.

Twenty-Six Weeks Ended July 29, 1995 in Comparison with Twenty-Six Weeks Ended July 30, 1994

     Net sales of $168,987,000 for the twenty-six weeks ended July 29, 1995 increased by $13,713,000 (8.8%) over net sales of $155,274,000 for the twenty-six weeks ended July 30, 1994. This increase was primarily attributable to an increase in the number of stores open during the period and partially attributable to the Company's remodeling program. During the twenty-six weeks ended July 29, 1995, the Company's comparable store sales decreased 0.3%, as compared to prior year's comparable period. There were 618 stores open on July 29, 1995 compared with 579 stores open at the end of the comparable period of the prior year, an increase of 39 stores (6.7%). During the twenty-six weeks ended July 29, 1995, the Company opened 16 new stores, closed three stores, and remodeled an additional seven stores. This resulted in a net addition of 67,744 square feet, bringing the Company's total retail space to 2,295,947 square feet.

     Gross profit for the twenty-six weeks ended July 29, 1995 was $42,985,000, or 25.4% of net sales, compared with $42,389,000, or
27.3% of net sales, during the prior year's comparable period. The decrease in gross profit as a percentage of sales is primarily due to a transitional imbalance in its product mix and under-absorption of fixed allocated costs due to lower comparable store sales. The Company is in the process of converting its stores with a new merchandise assortment emphasizing lower cost, foreign sourced merchandise. As of the twenty-six week period ended July 29, 1995, approximately 105 of the Company's stores had been converted to the new merchandise assortment, and it is expected that, by the end of the third quarter, an additional 160 stores will have been converted.

     Selling, general and administrative expenses increased as a percentage of net sales to 28.3% during the twenty-six weeks ended July 29, 1995 from 27.2% during the twenty-six weeks ended July 30, 1994. This increase was primarily attributable to an increase in general administrative expenses associated with the additional stores in operation during the twenty-six week period ended July 29, 1995, together with additional advertising expenses.

     Other expenses decreased by $824,000 to $2,207,000 for the twenty-six weeks ended July 29, 1995. This decrease was primarily attributable to a decrease in interest expense of $258,000 resulting from the Company reducing its debt by repaying $6,000,000 of 10.5% Notes during the third quarter of 1994, and the increase in interest income of $486,000, representing greater excess cash and cash equivalents invested at higher rates versus the prior year.

Liquidity and Capital Resources

     Cash and cash equivalents and available for sale securities decreased by $19,710,000 and $12,938,000 respectively for the twenty-six weeks ended July 29, 1995 and July 30, 1994.

     Net cash used in operating activities was $10,493,000 for the twenty-six weeks ended July 29, 1995 versus net cash used in operating activities of $3,274,000 for the twenty-six weeks ended July 29, 1994. The increase in net cash used in operating activities of $7,219,000 was mainly attributable to an increase in the growth of merchandise inventory of $7,108,000.

     Capital expenditures of $9,813,000 primarily consisted of the costs of construction and fixtures for 16 new stores, and the remodeling of seven existing stores. Capital expenditures were funded by available cash. Capital expenditures for the comparable 1994 period were $9,457,000.

                       LECHTERS, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.

     10.1 Amendment to the Company's Credit Agreement dated July 28, 1995. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended
               October 29, 1994).

     10.2 Amendment No. 1 to Deferred Compensation Agreement between the Company and Ira S. Rosenberg dated June 15, 1995. (Incorporated herein by reference to Exhibit
               10.5.2 to Amendment No. 1 to the Registration Statement on Form S-1 File No. 33-29465).

     10.3 Amendment No. 3 to Deferred Compensation Agreement between the Company and Albert Lechter dated June 15, 1995. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995).

     10.4 Amendment No. 3 to Deferred Compensation Agreement between the Company and Leonard Pfeffer dated June 15, 1995. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995).

     10.5 Amendment No. 3 to Deferred Compensation Agreement between the Company and Bernard Nebenzahl dated June 15, 1995. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995).

     10.6 Amendment No. 3 to Deferred Compensation Agreement between the Company and Donald Jonas dated June 15, 1995. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995).

     10.7      Lease for Distribution Center space dated June 19,
               1995. (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated
               January 2, 1992).

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

Date: September 11, 1995