Form 10-Q
period 1995-10-28
LECHTERS INC
filed 1995-12-12
CIK 798186

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended Oct. 28, 1995    COMMISSION FILE NO. 0-17870


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


                         YES   x     NO


The number of shares of the Registrant's common stock, without par value, outstanding at December 1, 1995: 17,155,086

                    LECHTERS, INC. AND SUBSIDIARIES
                               FORM 10-Q
                  FOR QUARTER ENDED OCTOBER 28, 1995
                                 INDEX


                                                               PAGE NO.

PART I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               October 28, 1995 and January 28, 1995               1

               Consolidated Statements of Income
               for the Thirteen and Thirty-Nine Weeks
               Ended October 28, 1995 and October 29, 1994         2

               Consolidated Statements of Cash Flows
               for the Thirty-Nine Weeks Ended
               October 28, 1995 and October 29, 1994               3

               Consolidated Statement of Shareholders'
               Equity for the Thirty-Nine Weeks Ended
               October 28, 1995                                    4

               Notes to Consolidated Financial
               Statements                                        5-6

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                         7-9


PART II.  Other Information

     Item 6.   Exhibits and Reports                               10

                    LECHTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

     (Amounts in thousands, except share and per share amounts)
                                             October 28,    January 28,
                                               1995            1995
          A S S E T S                        (unaudited)
Current Assets:
     Cash and Cash Equivalents               $    758       $ 14,774
     Available for Sale Securities              4,948         43,339
     Accounts Receivable                        8,155          6,668
     Merchandise Inventories                  147,858         97,323
     Prepaid Expenses                          11,789          4,601
     Total Current Assets                     173,508        166,705
Property and Equipment - at Cost:
     Fixtures and Equipment                    62,082         53,786
     Leasehold Improvements                    99,105         92,954
                                              161,187        146,740
     Less Accumulated Deprec & Amort           57,345         47,265
                                              103,842         99,475
Other Assets                                    4,415          4,530
Total Assets                                 $281,765       $270,710
                                             ========       ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current Portion Long-Term Debt          $  3,000       $  3,000
     Accounts Payable                          34,099         15,453
     Salaries, Wages and Other Accd Exp        10,461          9,906
     Taxes, Other Than Income Taxes             2,824          2,806
     Federal and State Income Taxes               489            755
     Total Current Liabilities                 50,873         31,920
Long-term Debt
     Notes Payable                             17,250         21,000
     5% Convertible Subordinated Debentures
       due September 27, 2001 (Net of
       Unamortized Discount of $7,489 and
       $8,222, respectively)                   57,511         56,777
     Total Long-term Debt                      74,761         77,777
Def Income Taxes and Other Def Credits         17,347         17,472
Shareholders' Equity:
     Preferred Stock, $100 Par Value
       Authorized 1,000,000 Shares,
       Issued and Outstanding - None             --             --
     Common Stock, Without Par Value,
       Authorized 50,000,000 Shares,
       Issued and Outstanding 17,155,086
       and 17,118,646 Shares, Respectively         58             58
     Unrealized Holding Loss on Available
       for Sales Securities                      (186)          (210)
     Additional Paid-in Capital                62,773         62,423
     Retained Earnings                         76,139         81,270
     Total Shareholders' Equity               138,784        143,541

Total Liabilities and Shareholders'
  Equity                                     $281,765       $270,710
                                             ========       ========

See accompanying notes to consolidated financial statements.

                                 - 1 -

                      LECHTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

          (Amounts in thousands, except share and per share data)
                                  Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                              October 28,    October 29,    October 28,    October 29,
                                 1995           1994          1995           1994
                                     (unaudited)                   (unaudited)
Net Sales                     $ 95,148       $ 91,077       $264,135       $246,351

Cost of Goods Sold (including
 occupancy and indirect costs)  70,298         65,534        196,300        178,419

          Gross Profit          24,850         25,543         67,835         67,932

Selling, General and
  Administrative Expenses       25,142         21,911         73,056         64,212

Restructuring Charge              --             --             --           11,000

Operating (Loss) Income           (292)         3,632         (5,221)        (7,280)

Other Expenses (Income):
     Interest Expense            1,603          1,752          5,059          5,466

     Interest Income              (313)          (263)        (1,532)          (996)

     (Gain) Loss on Sale of
       Government Securities       (23)            71            (53)           121

Total Other Expenses (Income)    1,267          1,560          3,474          4,591

(Loss) Income Before Income
  Taxes                         (1,559)         2,072         (8,695)       (11,871)

Income Tax (Benefit), Provision   (638)           850         (3,564)        (4,867)

Net (Loss) Income             $   (921)      $  1,222       $ (5,131)      $ (7,004)
                              ========       ========       ========       ========

Net (Loss) Income Per Share     ($0.05)         $0.07         ($0.30)        ($0.41)
                              ========       ========       ========       ========

Weighted Average Shares
 Outstanding                  17,238,000     17,171,000     17,322,000     17,012,000
                              ==========     ==========     ==========     ==========
See accompanying notes to consolidated financial statements.

                                   - 2 -

                      LECHTERS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Amounts in thousands)
                                              Thirty-Nine Weeks Ended

                                             October 28,    October 29,
                                               1995           1994
                                                     (unaudited)
Cash Flows From Operating Activities:
     Net Loss                                ($5,131)       ($7,004)
Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
     Restructuring Charge                       --           11,000
     Depreciation and Amortization            11,876         10,731
     Other                                     1,015            886
Changes in Assets and Liabilities, Net of
Effects of Restructuring:
     Increase in Accounts Receivable          (1,487)        (4,582)
     Increase in Merchandise Inventories     (50,535)       (29,708)
     Increase in Prepaid Expenses             (7,188)        (4,912)
     Increase in Accounts Payable,
       Accrued Expenses and Taxes Other
       Than Income Taxes                      19,219         12,556
     Decrease in Income Taxes Payable           (266)          (199)
     Increase in Other Assets                    (21)          (753)

     Net Cash Used In Operating Activities:  (32,518)       (11,985)

Cash Flows From Investing Activities:
     Capital Expenditures                    (16,530)       (14,766)
     Decrease in Available for Sale
       Securities                             38,432         24,814

     Net Cash Provided By Investing
       Activities                             21,902         10,048

Cash Flows From Financing Activities:
     (Decrease) in Notes Payable              (3,750)        (2,000)
     Exercise of Stock Options                   350          2,176

     Net Cash (Used In) Provided by
       Financing Activities                   (3,400)           176

Net Decrease in Cash and Cash Equivalents    (14,016)        (1,761)
Cash and Cash Equivalents, Beginning of
  Period                                      14,774          8,963

Cash and Cash Equivalents, End of Period     $   758        $ 7,202
                                             =======        =======

Supplemental Disclosure of Cash Flows
  Information:

Non Cash Investing Activities:

     Unrealized Holding Loss Adjustment
       on Available for Sale Securities      $    41        $   429
                                             =======        =======

Cash Paid During the Period for:

     Interest Paid                           $ 4,931        $ 5,689
                                             =======        =======

     Income Taxes (Refunded)/Paid            ($1,001)       $   267
                                             =======        =======


        See accompanying notes to consolidated financial statements.


                       LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                            (Amounts in thousands)
                                Common       Additional          Unrealized
                                Stock        Paid-In   Retained   Holding
                                Issued       Capital   Earnings  Gain(Loss)Total

Balance, January 28, 1995       $58          $62,423   $81,270   $(210)    $143,541

Net Loss Thirty-Nine Weeks
  Ended October 28, 1995         --             --      (5,131)    --        (5,131)

Unrealized Holding Loss
  Adjustment                     --             --        --         24          24

Exercise of Stock Options        --              350      --        --          350

Balance, October 28, 1995
  (unaudited)                   $58          $62,773   $76,139    $(186)   $138,784
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

     The Company's results of operations for the thirteen and thirty-nine weeks ended October 28, 1995 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classification used for fiscal 1995.

2.   Net Loss Per Share

     Net loss income per share data was computed by dividing net loss income by the weighted average number of common shares and common share equivalents outstanding during the thirteen and thirty-nine weeks ended October 28, 1995 and October 29, 1994. Common stock equivalents include outstanding stock options. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and were not included in the calculation of primary net loss income per share for the periods ended October 28, 1995 and October 29, 1994. For the purpose of computing fully diluted net loss income per share, the assumed conversion of such debentures would have an anti-dilutive effect on the thirteen and thirty-nine weeks ended October 28, 1995 and October 29, 1994.

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

     During the thirty-nine weeks ended October 28, 1995 the Company used approximately $700,000 to markdown discontinued merchandise lines, approximately $500,000 to pay costs related to the five stores closed and approximately $30,000 to pay related severance costs. The remaining restructuring reserve as of October 28, 1995 was approximately $1,170,000, and it is estimated by management to be necessary and sufficient for any obligations still outstanding relating to the Company's restructuring plan.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Thirteen Weeks Ended October 28, 1995 in Comparison with Thirteen
Weeks Ended October 29, 1994

     Net sales of $95,148,000 for the thirteen weeks ended October 28, 1995 increased by $4,071,000 (4.5%) over net sales of $91,077,000 for the thirteen weeks ended October 29, 1994. This increase was primarily attributable to an increase in the number of stores open during the period and partially attributable to the Company's remodeling program. During the thirteen weeks ended October 28,1995, the Company's comparable store sales decreased 4.3%, as compared to prior year's comparable period. There were 635 stores open on October 28, 1995 compared with 600 stores open at the end of the comparable period of the prior year, an increase of 35 stores (5.8%). During the thirteen weeks ended October 28, 1995, the Company opened 18 new stores, remodeled an additional three stores and closed one store.

     Gross profit for the thirteen weeks ended October 28, 1995 was $24,850,000, or 26.1% of net sales, compared with $25,543,000, or
28.0% of net sales, during the prior year's comparable period. The decrease in gross profit as a percentage of sales is primarily due to the under-absorption of allocated fixed expenses due to the decline in the Company's comparable store sales together with the repositioning of the Company's merchandise mix, which was converted during the third quarter.

     Selling, general and administrative expenses increased as a percentage of net sales to 26.4% during the thirteen weeks ended October 28, 1995 from 24.1% during the thirteen weeks ended October 29, 1994. This increase was primarily attributable to sales being less than planned while service office expenses were incurred as planned.

     Other expenses decreased by $293,000 to $1,267,000 for the thirteen weeks ended October 28, 1995. This decrease was primarily attributable to a decrease in interest expense of $149,000 resulting from the Company reducing its debt by repaying $6,000,000 of 10.5% Notes during the third quarter of 1994, and the additional repayment during the third quarter of 1995 of $3,750,000 together with the increase in interest income of $50,000. The Company also realized a gain on the sale of marketable securities of $23,000 versus a loss on the sale of marketable securities during the prior year of $71,000.

Thirty-Nine Weeks Ended October 28, 1995 in Comparison with Thirty-Nine Weeks Ended October 29, 1994

     Net sales of $264,135,000 for the thirty-nine weeks ended October 28, 1995 increased by $17,784,000 (7.2%) over net sales of $246,351,000 for the thirty-nine weeks ended October 29, 1994. This increase was primarily attributable to an increase in the number of stores open during the period and partially attributable to the Company's remodeling program. During the thirty-nine weeks ended October 28, 1995, the Company's comparable store sales decreased 1.8%, as compared to prior year's comparable period. There were 635 stores open on October 28, 1995 compared with 600 stores open at the end of the comparable period of the prior year, an increase of 35 stores (5.8%). During the thirty-nine weeks ended October 28, 1995, the Company opened 34 new stores, closed four stores, and remodeled an additional 10 stores. This resulted in a net addition of 140,301 square feet, bringing the Company's total retail space to 2,368,496 square feet.

     Gross profit for the thirty-nine weeks ended October 28, 1995 was $67,835,000, or 25.7% of net sales, compared with $67,932,000, or
27.6% of net sales, during the prior year's comparable period. The decrease in gross profit as a percentage of sales is primarily due to a transitional imbalance in its product mix and under-absorption of fixed allocated costs due to lower comparable store sales.

     Selling, general and administrative expenses increased as a percentage of net sales to 27.7% during the thirty-nine weeks ended October 28, 1995 from 26.1% during the thirty-nine weeks ended October 29, 1994 excluding for the prior year an $11,000,000 pre-tax restructuring charge, the effect of which was a ($0.38) per share loss. This increase was primarily attributable to an increase in general administrative expenses and store salaries associated with the additional stores in operation during the thirty-nine week period ended October 28, 1995 and under-absorption of fixed expenses due to the aforementioned decrease in comparable store sales.

     Other expenses decreased by $1,117,000 to $3,474,000 for the thirty-nine weeks ended October 28, 1995. This decrease was primarily attributable to a decrease in interest expense of $407,000 resulting from the Company reducing its debt by repaying $6,000,000 and $3,750,000 of 10.5% Notes during the third quarters of 1994 and 1995, respectively, and the increase in interest income of $536,000, together with a realized gain on the sale of marketable securities of $53,000 versus a loss on the sale of marketable securities of $121,000 during the prior year.

Liquidity and Capital Resources

     Cash and cash equivalents and available for sale securities decreased by $52,448,000 and $26,575,000 respectively for the thirty-nine weeks ended October 28, 1995 and October 29, 1994.

     Net cash used in operating activities was $32,518,000 for the thirty-nine weeks ended October 28, 1995 versus net cash used in operating activities of $11,985,000 for the thirty-nine weeks ended October 29, 1994. The increase in net cash used in operating activities of $20,533,000 was mainly attributable to an increase in the growth of merchandise inventory of $20,827,000.

     Capital expenditures of $16,530,000 primarily consisted of the costs of construction and fixtures for 34 new stores, and the remodeling of 10 existing stores. Capital expenditures were funded by available cash and sale of marketable securities. Capital expenditures for the comparable 1994 period were $14,766,000.

                    LECHTERS, INC. AND SUBSIDIARIES

                      PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.

          None

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

Date: December 11, 1995