Form 10-K
period 1996-02-03
LECHTERS INC
filed 1996-05-03
CIK 798186

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

                               FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended February 3, 1996

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from           To

Commission File No. 0-17870


                            LECHTERS, INC.
- ----------------------------------------------------------------------
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW JERSEY                              No. 13-2821526
- -----------------------------------------------   --------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)    (I.R.S. EMPLOYER
                                                   IDENTIFICATION NO.)


1 Cape May Street, Harrison, NEW JERSEY           07029-9998
- ----------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code:      (201) 481-1100

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
               Title of each class            on which registered
                    None                             None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, without par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   x     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 12, 1996, 17,155,086 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing price on the NASDAQ National Market on that date) was approximately $82,906,194.

     For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,400,287 Shares beneficially owned by directors and executive officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

     All share and per share information included herein has been adjusted to give effect to a two-for-one stock split in April 1992.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on June 18, 1996.

                               Part I

Item 1.   Business

History

     Lechters, Inc. (Together with its subsidiaries, unless the context otherwise requires, the "Company") was incorporated in New Jersey in July 1975 to operate leased houseware and giftware departments in discount department stores. Subsequently, Donald Jonas, Chairman and the major shareholder of Belscot Retailers, Inc. ("Belscot"), and Albert Lechter, President and then a major shareholder of the Company, recognized an opportunity to operate specialty houseware stores in malls. In 1977, the repositioning of the Company from a leased department operator to a specialty store operator was commenced.

     The Company opened its first store in Rockaway, New Jersey, and, has expanded until at February 3, 1996, the Company operated a total of 642 stores as more fully set forth in the table on page 6 hereof. Stores operated under the name of Lechters and Lechters Housewares are primarily located in malls, but can also be found in strip centers as well as city locations; stores operated under the name of Famous Brands Housewares Outlet are located in outlet centers and stores operated under the name Kitchen Place are located in malls as well as in strip centers.

     During the past five years, the Company increased the number of stores operated by it from 364 on January 1991 and added the Famous Brands Housewares Outlet and Super Lechters store formats and, during January 1994 elected Steen Kanter as Chief Executive Officer, replacing Donald Jonas who had held the position since the date the Company was organized. Mr. Kanter left the employ of the Company during January 1996 when it became apparent that there was a difference of philosophy with respect to the future priorities of the Company. Unable to resolve this difference, Mr. Kanter determined that it was in his best interest to consider various career options in all fields. During the period Mr. Kanter acted as C.E.O., Mr. Jonas remained active as Chairman of the Board of Directors and a member of the Board's Executive Committee. Upon the termination of Mr. Kanter's employment during January 1996, Mr. Jonas resumed the position of Chief Executive Officer of the Company.

      Except as otherwise indicated or the context otherwise requires, references to Fiscal 1995, 1996 and each subsequent fiscal year shall mean the fiscal year ending on the Saturday closest to January 31st in the following year in accordance with an amendment to the by-laws of the Company adopted in 1995. References to Fiscal 1994 and Fiscal 1993 shall mean the fiscal year ending on the last Saturday in January of the following year.

Merchandising and Marketing

     The Company's mission is to be the leading housewares retailer in the specialty and housewares environment. The merchandise assortment is focused on products for the kitchen. In addition, the Company aggressively pursues the frame and storage business. Products sold are moderate in price. Products offered include cookware, bakeware, kitchen gadgets and utensils, microwave accessories, glassware, frames, household storage items, towels, placemats, napkins and aprons. For its Lechters Housewares stores, the Company generally targets a large cross section of customers typically found in high-traffic, regional shopping malls having at least two major department stores as "anchors" with at least 200,000 square feet of retail space for specialty stores. Merchandise is displayed utilizing fixtures designed to maximize versatility in merchandise mix, minimize space requirements and enable customers to serve themselves. The Company believes that its wide selection of products, competitive prices and convenient store locations create competitive advantages over traditional sources for home products, such as department stores, specialty stores and general merchandise discount stores. The Company engages in a program of remodeling its older stores.

     Lechters' mall stores stock over 6,000 items comprised of basic housewares (gadgets, cookware, small electric, closet and storage items) and decorative housewares (glassware, flatware, dinnerware, ceramics, kitchen textiles and glass and wooden accessories). All the products sold by the Company are either private label or national brand name such as, Rubbermaid, Durand, Ecko, Farberware, Henckels, Krups, OXO, Pyrex, Revere and Tefal. The Company estimates that approximately 17% of the Company's items accounted for approximately 50% of Fiscal 1995 net sales. Items generally range in price from $1.00 to $200.00, with most items selling for less than $10.00.

     The following table shows the contribution to net sales of the Company's two principal product categories for the periods indicated:

                                   Fiscal    Fiscal    Fiscal
     Category                       1995      1994      1993

     Basic Housewares              59.9%     57.3%     54.9%
     Decorative Housewares         40.1%     42.7%     45.1%

     The Company sells its merchandise for cash and through third-party credit cards, which accounted for approximately 66% and 34%, respectively, of Fiscal 1995 sales. The Company advertises by participating in mall circulars and contributing to mall merchants associations and marketing funds. Advertising expense historically has averaged approximately 0.8% of net sales, including the expense of both circulars and association and marketing fund contributions.

     The stores operating under the name of Lechters Housewares are principally located in regional shopping malls. These stores, of which there were 389 as of February 3, 1996, average approximately 3,000 square feet with more recent openings averaging 4,000 square feet. To take advantage of high volume locations, the Company has developed a larger format (referred to as a Super Lechters) which averages approximately 6,000 square feet and carries extended lines of traditional Lechters products. There were 88 such stores in place at year end, 55 the result of relocation or expansion of existing smaller stores and 24 openings in malls where Lechters previously did not operate. The remaining nine are located in New York City.

     Of the aforementioned stores operated as Lechters Housewares, 24 are located in the cities of Chicago and New York. They average approximately 4,000 square feet (6,000 square feet for the nine larger format stores) and offer a merchandise mix similar to a Lechters' mall store and certain product assortments oriented toward a more affluent apartment dweller.

     At February 3, 1996, the Company operated 150 stores under the name Famous Brand Housewares Outlet. These stores average approximately 4,000 square feet and are located in manufacturers' outlet centers. These stores represent the Company's entry into the growing manufacturers' outlet store business, and represent a cooperative effort between the Company and certain of its leading suppliers which have authorized the Company to sell their merchandise and use their trademarks and distinctive logos in the outlet store format developed by the Company. These stores offer a merchandise mix of special purchases from cooperative suppliers at attractive prices together with merchandise similar to a Lechters' mall store. Famous Brands Housewares Outlet stores typically have lower occupancy costs and investments in leasehold improvements, allowing the Company to charge lower prices while maintaining its profit margins.

     In addition to its mall and outlet stores, the Company operates 15 stores under the name The Kitchen Place. It is the Company's intention to convert all Kitchen Place stores to either Lechters
Housewares or Famous Brands Housewares Outlets during 1996.

     Service Office (home office) management is responsible for virtually all merchandising decisions, including pricing, promotions and markdowns. Merchandise mix is determined by the Service Office at each store's inception and is dictated by store size and configuration. This merchandise mix is then reviewed by District Managers in concert with the Service Office to adapt to sales trends. All categories of merchandise are reviewed and edited on a regular basis to accommodate seasonal sales opportunities and evolving customer requirements.

Purchasing, Warehousing and Distribution

     The Company's buying staff is comprised of a Senior Vice President - General Merchandise Manager, a Vice President - Merchandise, a Divisional Merchandise Manager, six Buyers and seven Reorder Buyers each specializing in certain product categories. The Company purchases its products from over 400 suppliers. Approximately 72% of its products are purchased in the United States. The Company's largest supplier accounted in Fiscal 1995 for approximately 5.2% of merchandise purchases. The Company believes that there are alternate sources for virtually all of its products.

     Most of the Company's merchandise is shipped directly from manufacturers to the Company's distribution centers in Harrison, New Jersey (490,000 square feet) and North Las Vegas, Nevada (155,000 square feet) where it is held until reshipment to the Company's stores. The Company believes that its ability to buy in bulk directly from manufacturers enables the Company to obtain lower merchandise costs, favorable trade terms and a broader selection of products. The Company uses contract carriers to supply its stores with merchandise from its distribution centers. The Company's stores are supplied with merchandise within two to five days of placing an order, depending upon the store's distance from the distribution centers. On average, stores are supplied with merchandise on a bi-weekly basis. This is an efficient ordering process enabled by the implementation of a Computer Assisted Replenishment (CAR) System. Shipments are accelerated during the back-to-school and holiday periods. In addition, the Company uses the distribution centers to warehouse its bulk purchases of goods, enabling it to lower its cost of goods and ensure a continued flow of products to its stores. The Company generally maintains an average of 10 weeks supply of merchandise at the distribution centers. The Company currently utilizes one-shift at its distribution centers to service its stores and it believes it will be able to service its stores, including additional stores, on a one-shift basis for the foreseeable future.

Merchandise Information Systems

     In January, 1991 the Company completed installation of a point of sale ("POS") system in all of its stores and a compatible computer with ancillary software in its service office. The system has provided information to enhance the Company's ability to adjust merchandise assortments in response to buying trends and to improve inventory control.

     In September, 1993 the Company implemented barcode scanning of UPC codes at point of sales (POS). This implementation was a major step in improving accuracy of SKU level sales and inventory reporting, as well as decreasing customer wait time at check out.

     By the end of Fiscal 1994, the Company completed the installation of a Computer Assisted Replenishment (CAR) system. The system is designed to enable the stores to achieve a higher in-stock position through the acceptance or enhancement of computer suggested reorder quantities. In addition, the Company completed the implementation of a shelf marking system. This system allows for a significant reduction in the handling of merchandise by eliminating individual pricing of the majority of the SKU's.

     In January, 1995 the Company completed the implementation of a "paperless" break pack carton scanning system in the distribution centers. This system, combined with the scanning of full case shipments implemented in 1993, allows carton level receiving at the store level, greatly improving inventory accuracy and decreasing labor in the stores. This implementation has also accounted for an increase in productivity in the distribution centers.

Store Locations

     The Company considers its ability to obtain attractive, high-traffic store locations to be a critical element of its business and a key determinant of the Company's future growth and profitability. Lechters' mall stores are located primarily in high-traffic regional enclosed projects while strip center and city stores are located in the premium project or downtown area as defined by market analysis. Famous Brands Housewares Outlet stores are located in the dominant outlet projects nationally. Approximately 90% of the total store space of the Company's stores represents selling area. The balance is storage and office space.

     The following table shows information concerning the Company's stores:

                    Lechters   Super    Famous
                     Stores   Lechters  Brands    Other     Total

January 28, 1995:
     Units                383      76       128       18          605
     Square Feet    1,186,209 459,133   512,327   70,526    2,228,195

1995 Additions:
     Units                 21       3        24        -           48
     Square Feet       75,218  15,187    92,833        -      183,238

1995 Closings:
     Units                 (6)      -        (3)      (2)         (11)
     Square Feet      (19,047)      -   (12,030)  (6,840)     (37,917)


Adjustments:(1)
     Units                 (9)      9         1       (1)           0
     Square Feet      (26,370) 59,097     3,838   (5,000)      31,565

February 3, 1996
     Units                389      88       150       15          642
     Square Feet    1,216,010 533,417   596,968   58,686    2,405,081

(1) Includes square footage adjustments due to store categorization shifts.

     The store locations currently leased by the Company range in size from 1,800 square feet to 10,900 square feet and the Company anticipates that future Lechters Housewares stores will range from approximately 3,000 square feet to 4,000 square feet, and Super Lechters format will range in size from approximately 4,500 square feet to 6,500 square feet. Famous Brands Housewares Outlet will range from 3,500 square feet to 4,500 square feet.

     The Company's stores are designed to attract traffic through prominent in-store displays generally organized according to a store planogram provided by the Service Office. The Company attempts to keep the signage and design of its store fronts consistent among its stores to enhance the name recognition of its stores. Merchandise is displayed utilizing fixtures designed to maximize versatility in merchandise mix, minimize space requirements and enable customers to serve themselves. The Company enhances consumer interest by using front store space for seasonal and promotional presentations which are rotated regularly. In addition, it uses selected stores as test sites for the introduction of new products and product categories.

Stores

     The Company positions its stores so that they will be perceived as a problem solver, specialist, and natural resource in basic products for kitchen and home to include food preparation, food service, frames, storage and organization, seasonal and related basic housewares. The Company believes that it is offering a current, basic, logical assortment of good value, (quality, design, function, and price) for personal use or gifts to its customers.

     The Company realizes how critical it is that the stores present and communicate the breadth and depth of its assortment, its product features and benefits, competitive pricing, and commitment to customer service. The store and merchandise assortment layouts make it possible for the customer to purchase through self choice and/or be assisted by an associate.

     The Company is committed to provide a dynamic, learning work environment for its store Associates. A training and evaluation program is provided to new Managers. Associates attend periodic training sessions designed to develop their management and merchandising skills.

     The Company is committed to a policy of promotion from within. The historic growth of the Company typically has provided opportunities for the promotion of qualified associates. Management believes these opportunities will continue to be an important incentive for motivated Associates and will enhance retention with the Company. In order to maintain the quality of its store management, the Company has developed a program under which its transfers qualified Associates, as required, to staff stores throughout the country and offers promotions to Assistant Managers and Trainees to encourage these transfers.

     On April 12, 1996, the Company employed four Regional Vice Presidents and one Regional Manager, who each have profit and loss responsibility for several districts and provide leadership to 45 District Managers, each of whom in turn is responsible for the supervision of a group of stores, which range in number from 7 to 17. Stores are typically staffed with one manager, two Assistant Managers and five sales/cashier Associates.

     Beginning in Fiscal 1996 the Company formed a region of nine districts that is exclusively made up of Famous Brands Housewares Outlet stores. This segregation of concepts will enable the District Managers to provide focused direction that supports maximizing sales and profits in the outlet environment.

     The Company believes that the security measures in its stores are strict, reflecting the cash orientation of the Company's business.
The Company employs six field Loss Prevention Managers, who are responsible for the review of cash register transactions and inventory management procedures, in a effort to control inventory shrinkage. Their periodic reviews are complemented by extensive audit programs to include District Manager conducted reviews. Particular emphasis is placed on stores with a history of inventory shrinkages in excess of the norm.

Expansion Strategy

     The Company's expansion strategy is to open approximately 20 new stores and to close approximately 10 stores in Fiscal 1996. The Company has leased or is under lease negotiations with respect to the remaining stores to be opened in Fiscal 1996. The Company's future plans to open stores will depend upon leasing opportunities available to the Company and other factors. The Company believes the number of suitable sites likely to be made available in the future will permit desired growth.

     In addition, the Company intends to expand and relocate approximately five to 10 existing stores during Fiscal 1996. The focus of this plan is to place existing stores in more favorable locations within the same project where they currently exist and to increase the floor area of these stores so that a wider selection of merchandise can be offered. Many of the Company's mall stores are candidates for relocation and expansion and the Company plans to continue to relocate and expand existing stores over the next several years based upon the opportunities that become available and other factors.

     The Company also has leases for a number of existing stores that will be coming up for renewal over the next several years. If appropriate, these stores will either be renewed in place and remodeled or relocated and expanded within the same shopping center.

     In determining where to open new stores and the appropriate format for each of such stores, the Company evaluates the market area for customer demographics and competition, anchor stores and store location, the amount of consumer traffic generated by the development, and the occupancy, construction and other costs associated with opening a new store. In determining whether to relocate or expand an existing store, the same factors are evaluated as well as the performance of the existing store and the opportunity to improve performance by relocating and expanding.

     The Company estimates its average cash requirements to open a new traditional Lechters Housewares mall store to be approximately $270,200 for fixtures and improvements, approximately $10,000 for its POS register system, approximately $80,000 for inventory investment (net of trade payables) and approximately $8,000 in preopening costs.

     The estimated average cash requirements to open a new Famous
Brands Housewares Outlet is approximately $199,000, including approximately $93,000 for fixtures and improvements, approximately $13,000 for its POS register system, approximately $80,000 for inventory investment (net of trade payables) and approximately $13,000 in preopening costs.

Competition

     The business in which the Company is engaged is highly competitive and many items sold by the Company are sold by department stores, general merchandise discount stores, hardware stores and others having greater financial and other resources than the Company. To a lesser extent, the Company also competes with mail order companies and other specialty retailers of home-related products. However, the Company believes that it competes favorably with such retailers because in the shopping and outlet centers where the Company's stores are located, the Company's stores are typically the only specialty housewares retailer. The Company offers a broader assortment of housewares merchandise than most of its competitors, and the Company's prices are generally lower than those charged by department stores and are generally competitive with those charged by general merchandise discount stores. Nevertheless, there can be no assurance that any or all of the factors listed above which enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company.

Associates

     On April 1, 1996, the Company employed 7,416 persons, 3,070 of whom were full-time (30 or more hours per week) and 4,346 of whom were part-time Associates. Of this total, 445 were located at the Company's Harrison, New Jersey Service Office and two distribution centers, 51 as Regional and District Managers, six as Loss Prevention Managers and the balance located at the Company's stores.

     On April 1, 1996, the 220 non-management office and distribution Associates at the Harrison, New Jersey facility were represented by Unite, Local 99, under contracts expiring on March 15, 1999 with respect to non-management distribution center Associates and June 30, 1997 with respect to non-management office workers. The 6,914 Associates in the Company's 644 retail stores are non-union. The 40 Associates at the Company's North Las Vegas, Nevada distribution center are also non-union. The Company has never experienced a strike or other labor disruption and is unaware of any current efforts or plans to organize its non-union Associates. The Company believes that its employee relations are satisfactory.

Trademarks

     The Company has registered in the United States Patent and Trademark Office its service marks "Lechters", "The Kitchen Place" and "Famous Brands Housewares Outlet" for retail services, and its trademarks "Lechters", "The Kitchen Place", "Regent Gallery", "Cooks Club", "Perfect Bake", and "Simple Solutions" for certain housewares items.

Executive Officers

     The following table shows information regarding executive officers of the Company as of April 12, 1996:

                         Position or Office       Term of Employ-
Name                Age  with the Company         ment Commenced

Donald Jonas        66   Chairman of the Board.   January 1984
                          Chief Executive
                          Officer and President

Robert J. Harloe    51   Senior Vice President    August 1994
                          - Human Resources

Dennis Hickey       48   Senior Vice President    January 1991
                          - Stores

Frank J. O'Neill    47   Senior Vice President    February 1992
                          - Director of Real
                          Estate

Ira S. Rosenberg    61   Vice President,          January 1984
                          Secretary and
                          Corporate Counsel

James Shea          50   Senior Vice President    November 1994
                          and General
                          Merchandise Manager

John W. Smolak      47   Senior Vice President    February 1995
                          and Chief Financial
                          Officer

     Donald Jonas has been Chairman of the Board and a Director of the Company or its former parent since 1979. From 1979 to January 1994 he was also Chief Executive Officer. Mr. Jonas resumed the position of Chief Executive Officer and became President in January 1996. He is also a Director of Dress Barn, Inc.

     Robert J. Harloe was elected Senior Vice President - Human
Resources of the Company in March 1996.  Mr. Harloe became Vice
President - Human Resources in September 1994 after joining the
Company in August 1994. Prior to that he was Senior Vice President of Human Resources for Allied-Lyons Retailing. Allied-Lyons acquired Dunkin Donuts in 1990, where he was employed for 18 years.

     Dennis Hickey was elected Senior Vice President - Stores of the Company in March 1996. Mr. Hickey became Vice President - Stores in April 1991 after joining the Company in January 1991. Prior to that he was Vice President of Kay Bee Toy Stores, a Division of Melville Corp. from August 1990 to January 1991. From August 1985 to August 1990, Mr. Hickey was Vice President - Store Operations for Circus World Toy Stores, a Division of Greenman Bros.

     Frank J. O'Neill was elected Senior Vice President - Director of Real Estate of the Company in March 1996. Mr. O'Neill became Vice President - Director of Real Estate in April 1992 after joining the Company in February 1992. Prior to that he was employed for 14 years with the Melville Realty Company, most recently as the Senior Vice President.

     Ira S. Rosenberg has been Corporate Counsel of the Company or its former parent since 1979 and Vice President and Secretary of the Company since 1984.

     James Shea was elected Senior Vice President - General Merchandise Manager of the Company in December 1994. Prior to joining the Company in November 1994, Mr. Shea served as Senior Vice President, General Merchandise Manager, Homestore with Kaufmann's, a division of May Company, from 1990 to November 1995. From 1985 through 1990 he was employed by Lechmere, a hardgoods chain, as Vice President and General Merchandise Manager. Mr. Shea was also Vice President of Marketing and Merchandising for Eddie Bauer and spent 12 years with Dayton Department Stores in various merchandising positions.

     John W. Smolak was elected Senior Vice President and Chief Financial Officer of the Company in March 1996. Mr. Smolak became Vice President and Chief Financial Officer in April 1995 after joining the Company in February 1995. Prior to that he was employed by Jungle Jim's Playlands, Inc., a chain of family entertainment centers, as Senior Vice President, Finance and Administration. Mr. Smolak previously held the positions of Vice President, Finance and Chief Financial Officer for Precision Lenscrafters, Inc. and spent six years with the Marriott Corporation, in both the Corporate Finance function and as Vice President and Chief Financial Officer for their Roy Rogers Restaurants division.

Item 2.   Properties

     The general offices of the Company are located at 1 Cape May Street, Harrison, New Jersey. The Company leases approximately 540,000 square feet of floor space at this location. Approximately 490,000 square feet are being utilized for the distribution center, and approximately 50,000 square feet for the Company's service offices. This lease expires on January 31, 2007 and the Company has three five-year renewal options.

     The Company leases approximately 155,000 square foot distribution center in North Las Vegas, Nevada. Approximately 151,000 square feet are being utilized for the distribution center, and approximately 4,000 square feet for administrative offices. Constructed and opened in 1993, the facility is designed to enable expansion of an additional 100,000 square feet should the need arise.

     The Company leases all of its stores. Lease terms for the Company's stores are generally 10 to 12 years in duration without renewal options or five years with one or more renewal options and provide for a fixed minimum rental plus a percentage of sales once the minimum has been satisfied.

     For additional information concerning the Company's leases, see
Note 7 to the Consolidated Financial Statements of the Company included elsewhere herein.

Item 3.   Legal Proceedings.

     There is no material litigation currently pending against the Company.

     On March 20, 1996 the previously reported pending litigation by Steen Kanter, former CEO and Vice Chairman of the Company against the Company was settled and discontinued. The parties agreed that the terms of the settlement which had no material impact on the Company, shall remain confidential.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitations of proxies or otherwise.

Part II


Item 5.   Market For the Registrant's Common Equity and Related
          Stockholder Matters.

     The Common Stock is traded on the over-the-counter market and is included in the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "LECH". The initial public offering of the Common Stock occurred in July 1989.

     The following table sets forth (as reported by NASDAQ) for the periods indicated the closing prices of the Common Stock.

                              Price of Common Stock

     Fiscal 1995              High           Low

     1st Quarter              19             14-3/4
     2nd Quarter              16-3/4         12-1/4
     3rd Quarter              14-1/4          9-1/4
     4th Quarter              10-3/8          4-1/4

     Fiscal 1994              High           Low

     1st Quarter              15-1/2         11-1/4
     2nd Quarter              14-1/4         11
     3rd Quarter              19             13-1/4
     4th Quarter              18-1/8         15-1/4

     These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions.

     On April 12, 1996, there were approximately 1,071 holders of record of the Common Stock. On April 12, 1996, the closing price of the Common Stock was $6.50.

     The Company has never paid any cash dividends on its Common Stock and does not presently intend to pay any dividends on the Common stock for the foreseeable future. In addition, the Company's Credit Agreement and the Company's Note Agreements relating to the issuance of the Company's Senior Notes contain certain covenants which restrict the ability of the Company to pay dividends. See Notes to the Consolidated Financial Statements.

Item 6.   Selected Financial Data

          SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                        Fifty-Three    Fifty-Two Weeks Ended         Fifty-Three    Fifty-Two
                        Weeks Ended                                  Weeks Ended    Weeks Ended
                        February 3,    January 28,    January 29,    January 30,    January 25,
                          1996           1995           1994           1993           1992
                        (Dollars in thousands, except per share and selected
                         operating data)
Income Statement Data:
Net sales               $432,048       $399,264       $350,196       $306,043       $234,314
Cost of goods sold
 (including occupancy
 and indirect costs)     310,163        282,875        242,833        207,862        158,581

Gross profit             121,885        116,389        107,363         98,181         75,733
Selling, general and
 administrative expenses 109,414         93,853         83,669         71,252         53,849
Restructuring expense       (217)        11,000           --             --             --

Operating income          12,688         11,536         23,694         26,929         21,884
Other expenses (1)         5,039          5,838          4,991          2,497          1,600

Income before income
 tax provision             7,649          5,698         18,703         24,432         20,284
Income tax provision       3,146          2,336          7,623          9,044          7,259

Net income              $  4,503       $  3,362       $ 11,080       $ 15,388       $ 13,025
                        ========       ========       ========       ========       ========
Net income per share (2)   $0.26          $0.20          $0.65          $0.90          $0.80
                        ========       ========       ========       ========       ========
Weighted average
 shares outstanding   17,288,000     17,095,000     17,100,000     17,178,000     16,322,000

Selected Operating Data:
Stores opened during year     48             49             61             81             77

Stores closed during year     11             11              7              6              3
Stores open at year end      642            605            567            513            438
Total square feet of
 store space (at year
 end) (3)               2,405,081      2,228,195      2,048,916      1,730,516      1,368,198
Sales per average
 square foot of total
 space (3) (4)              $186           $187           $185           $197           $190
Percentage increase
 (decrease) in comparable
 store sales (5)           (1.7%)          3.2%          (1.2%)          2.8%           2.0%

Balance Sheet Data
 (At Year End):
Working capital         $136,113       $134,785       $134,695       $137,807       $142,652
Total assets             272,312        270,710        256,812        239,019        220,425
Long-term debt            75,038         77,777         82,859         85,006         84,199
Shareholders' equity     148,642        143,541        136,632        125,131        109,450
Total debt to total
 capitalization            34.4%          36.0%          38.6%          40.5%          43.5%
___________________________________________________________________________________

(1) Other expenses includes interest expense net of interest income and gains realized on the sale of government securities.
(2) All share and per share amounts included herewith have been adjusted to give effect to the 2-for-1 stock split in April 1992. The Company has never paid any cash dividends on its Common Stock.
(3) Approximately 90% of total store space represents selling area. The balance is storage and office space.
(4) Average square feet of total store space represents the average of square feet of total store space at the beginning and end of each fiscal year. Sales per average square foot of total store space is the result of dividing net sales for the year by average square feet of total store space. These amounts are not adjusted to reflect the seasonal nature of the Company's sales or the impact of opening stores in different periods during the year.
(5) Comparable store sales data are calculated based on each store's time in operation during the prior year (even if such store began operations in the prior year) compared with its corresponding time in operation during the current year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company's sales continued to grow during Fiscal 1995 but at a lower rate than recent years. Net sales for 1995 were $432,048,000, an 8.2% increase over 1994. During 1995, the Company elected to adjust its reporting to the National Retail Federation's fiscal calendar. This action resulted in Fiscal 1995 being a 53 week fiscal year. Excluding the additional week of sales, the sales increase for 1995 was 6.8%. Fiscal year 1994 had a 14.0% increase over Fiscal 1993, a compound growth rate of 11.1% for the two fiscal years. With respect to comparable store sales, 1995 had a decline of 1.7% compared with a 3.2% increase for 1994 and a 1.2% decrease for 1993. The variation in the comparable store performance is indicative of a retail industry which continues to be challenged by excess competition and conservative consumer spending patterns. Sales results were further impacted in 1995 and 1994 by the Company's current effort to reposition both store concepts. The Company continues to be the dominant specialty houseware retailer with national coverage. During the past year the Company has continued to address needs in systems and managerial resources. Merchandise has been sharply edited in line with the goals of the Fiscal 1994 restructuring. The Company has also edited its portfolio of stores, selectively opening new locations and closing existing locations which have not achieved acceptable financial returns. Additionally, the Company continues to renovate and remodel its older stores to take advantage of new merchandise strategies.

Results of Operations

     The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated below:

                         Fifty-Three    Fifty-Two      Fifty-Two
                         Weeks Ended    Weeks Ended    Weeks Ended
                         February 3,    January 28,    January 29,
                            1996           1995           1994

Net sales                100.0%         100.0%         100.0%
Cost of goods sold
 (Including occupancy
 and indirect costs)      71.8           70.8           69.3
Gross profit              28.2           29.2           30.7
Selling, general and
 administrative expenses  25.3           23.5           23.9
Restructuring expense      --             2.8            --
Operating income           2.9            2.9            6.8
Other expense (income)     1.2            1.5            1.4
Income before income tax
 provision                 1.7            1.4            5.4
Income tax provision       0.7            0.6            2.2
Net income                 1.0%           0.8%           3.2%
                         ======         ======         ======

Fiscal 1995 in Comparison with Fiscal 1994

     Net sales for Fiscal 1995 increased $32,784,000 to $432,048,000, an 8.2% increase. Adjusting for the additional week which resulted from the Company's adoption of the retail calendar proposed by the National Retail Federation, net sales on a 52 week basis increased 6.8% over last year. Comparable store sales declined 1.7%. Sales
growth was due to the opening of new stores.   At the end of Fiscal
1995, the Company had 642 stores open compared to 605 at the close of the previous fiscal year, a net increase of 37 stores or a 6.1% increase. Total square feet of store space increased approximately 177,000 square feet during the year to 2,405,081 square feet.

     Gross profit for Fiscal 1995 was $121,885,000, a $5,496,000 increase over last year. Gross profit was 28.2% of sales which was 1.0% below last year as a percent of sales. While the margins generated by merchandise sales were comparable to last year's, there was an under absorption of rent and other occupancy expense caused by a decline in comparable store sales.

     Selling, general and administrative expenses increased $15,561,000 to $109,414,000, or 25.3% of net sales, a 1.8% point increase versus the prior year. The increase in selling, general and administrative expenses was due to planned increases in store and Service Office payroll and benefits and Service Office operating expenses. There was also a reduction in vendor support related to the increase in direct sourced foreign products and a set-a-side for certain contingent events.

     The Company recorded a pre-tax restructuring charge of $11,000,000 in the second quarter of Fiscal 1994. In the fourth quarter of Fiscal 1995, the Company recorded a $217,000 restructuring credit representing the residual reserve balance remaining after the final charges for inventory writedowns, store closings and severance costs had been determined. The restructuring reserve balance at the beginning of the fiscal year was approximately $2,400,000. At the close of the fiscal year the reserve related to restructuring was $951,000. This represents the final amount necessary to complete the restructuring plan.

     Other expenses for Fiscal 1995 decreased $799,000 to $5,039,000, 1.2% of net sales, a decline of 0.3% points versus the prior year. Interest expense for the year decreased $246,000 due to reduced long term debt resulting from scheduled repayments. Interest income improved by $406,000 due to improved cash management and higher interest rates earned on invested funds. The Company also earned a slight profit on government securities transactions compared to a slight loss for Fiscal 1994.

     The effective income tax rate for the Company was 41.1% for Fiscal 1995, a 0.1% point increase over the rate for Fiscal 1994. The effective state rate declined in Fiscal 1995. The increase in the Other portion of the rate was due to other factors such as the expiration of the Targeted Jobs Tax Credit which expired for new hires on January 1, 1995.

Fiscal 1994 in Comparison with Fiscal 1993

     Net sales for Fiscal 1994 increased 14.0% to $399,264,000 from $350,196,000 for Fiscal 1993. This increase was primarily attributable to an increase in the number of stores open during the year, complemented by the full year impact of prior year store openings and an increase in comparable store sales. At the end of Fiscal 1994, there were 605 stores open compared with 567 stores open at the end of Fiscal 1993, an increase of 38 stores (6.7%) translating to an increase of approximately 179,000 square feet. During Fiscal 1994, the Company's comparable store sales increased 3.2% over the prior year's comparable period.

     Gross profit for Fiscal 1994 was $116,389,000, or 29.2% of net sales, compared with $107,363,000, or 30.7% of net sales, during Fiscal 1993. The decrease in gross profit as a percentage of sales is primarily due to the planned change in merchandise mix and decrease in foreign sourced products which carry higher gross margins. The Company is in the transition of adjusting the depth and breadth of its merchandise assortment with greater emphasis on traditional cookware and houseware products, private labeled merchandise and direct foreign sourced goods. Additionally, gross margin was impacted by occupancy costs which as a percentage of sales were slightly higher than the prior year.

     Selling, general and administrative expenses decreased as a percentage of net sales to 23.5% during Fiscal 1994 from 23.9% during Fiscal 1993. The year over year decrease was primarily attributable to a decrease in store salaries as a percentage of sales in Fiscal 1994. This was due to the implementation of more efficient staffing practices made possible by the application of systems technology in support of store level activities. In addition, Fiscal 1993 includes costs associated with the opening of the Company's western distribution center located in North Las Vegas, Nevada.

     During the second quarter of Fiscal 1994, the Company recorded a pretax restructuring charge of $11,000,000 (approximately $6,500,000 after tax or $0.38 per share) related to its initial plan to close 15 unprofitable stores and discontinue various unprofitable merchandise lines. The plan called for the termination of the employment of approximately 19 associates from store operations, the Service Office and distribution centers. During the fourth quarter of Fiscal 1994, the Company revised its estimate of the number of store closings to 10 stores and reduced the related store closing provision by $3,000,000. However, the Company also increased its estimate of the provision to discontinue unprofitable merchandise lines, resulting from higher than projected markdowns to liquidate those merchandise lines by a similar amount. The revised estimated restructuring charge includes the following:

     Inventory writedown                     $ 7,400,000
     Store closing:
          Property and equipment writeoffs     1,800,000
          Store closing and lease
           termination costs                   1,200,000

     Severance costs                             600,000

                                             $11,000,000
                                             ===========

     During Fiscal 1994, the Company used approximately $6,800,000 to markdown discontinued merchandise lines, approximately $1,500,000 to close five of the 10 stores, and approximately $300,000 to pay related severance costs. The remaining restructuring reserve as of January 28, 1995 was approximately $2,400,000 and it was estimated by management to be sufficient to complete the revised restructuring plan by June 1995.

     Other expenses increased $847,000 to $5,838,000 in Fiscal 1994. This increase was almost entirely attributable to a decrease versus the prior year of $898,000 in net gains realized on the sales of government securities.

     The Company's effective tax rate increased to 41.0% during Fiscal 1994 from 40.8% during Fiscal 1993. The increase reflects an increase in state income tax rates.

Liquidity and Capital Resources

     Cash and cash equivalents and marketable securities decreased $16,273,000 during Fiscal 1995 as the cash needed for financing and operating needs of the business exceeded cash provided by operations.

     For Fiscal 1995 cash provided by operating activities was $9,333,000 compared to $34,266,000 for Fiscal 1994, a decrease of $24,933,000. The Fiscal 1994 non-cash Restructuring Charge of $11,000,000 was one of the major components of this decrease between fiscal years. Inventory increased $12,575,000, a $5,523,000 increment over Fiscal 1994 due to both the net addition of 37 new store locations and lower than anticipated comparable store sales. Accounts payable, accrued salaries, wages and other accrued expenses other than income taxes declined by $5,201,000 compared to an $8,911,000 increase in Fiscal 1994 resulting in a year to year decrease in operating cash flow of $14,112,000. The major cause of this decrease was the increased proportion of imported merchandise which requires the use of cash sooner in the purchasing cycle.

     Capital expenditures were $22,626,000 and $20,592,000 in Fiscal 1995 and Fiscal 1994, respectively. Capital expenditures for Fiscal 1995 primarily consisted of construction costs and fixtures for 48 new stores and major remodelings and renovations.

     Total planned capital expenditures for Fiscal 1996 are estimated at $15,000,000. These expenditures are primarily for the construction of and fixtures for new stores and for remodeling of existing stores.

     As disclosed in Note 10 - Subsequent Event of the Notes to the Consolidated Financial Statements, the Company has taken action which provides additional flexibility in meeting its liquidity and financial needs. On April 5, 1996, the Company issued $20,000,000 in Convertible Preferred Stock. The proceeds of this issuance will be used to pay down a portion of the Company's Long-Term Debt as well as for general corporate purposes. The Convertible Preferred Stock dividend rate is estimated to be slightly lower than the after tax interest cost of the Long-Term Debt which is being paid off by a portion of the proceeds.

Inflation and Seasonality

     The Company does not believe that its operations have been materially affected by inflation during the two most recent fiscal years. While the Company does not expect that inflation would have a material impact upon operating results, there is no assurance that its business will not be affected by inflation in the future.

     The Company's business exhibits substantial seasonality. In general, sales volumes vary directly with mall traffic, which is heaviest during the third and fourth quarters of the fiscal year, particularly in November and December. In addition, the Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and the timing of costs associated with the opening of new stores. The Company's current strategy is to open substantially all of its new stores in the first three quarters of the fiscal year in order to minimize business disruptions during the heavy selling season in the last quarter of the fiscal year. See Note 11 of Notes to Consolidated Financial Statements of the Company included elsewhere herein.

Recent Accounting Pronounements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement is effective for fiscal years beginning December 15, 1995. The Statement establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company intends to adopt the new Statement when required in Fiscal 1996 and does not expect the adoption to have a material effect on its consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement is also effective for fiscal years beginning December 15, 1995. The Statement establishes a fair value method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Statement encourages but does not require the adoption of the fair value method of accounting for employee stock-based transactions. The Statement also requires increased footnote disclosures, regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has not yet determined if it will elect to change to the fair value method, nor has it evaluated the impact of the new Statement on net income and earnings per share should it elect to make such a change.

Item 8.   Financial Statements.

     See Index immediately following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III


     The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held June 18, 1996.

Part IV

Item 14.  Exhibits and Reports on Form 8-K.

(a)  1.   Financial Statements.  See the Index immediately following the signature page.

(b)       Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated January
          2, 1992.

(c)       Exhibits.

3.1       Restated Certificate of Incorporation of the Company
          (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-29465 (the "Registration Statement")).

3.2 By-laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-40372).

4.1 Form of Note Agreement for the Company's 10.5% Senior Notes due September 1, 1998 (Incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

4.2 Form of Note Agreement for the Company's 9.53% Notes due May 1, 2001. (Incorporated herein by reference to Exhibit 3 to the Company's Form 10-Q, for the period ended April 27,
          1991).

4.3       Amendment to the Company's 10.5% Senior Notes and 9.53%
          Senior Notes, dated July 29, 1994. (Incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q, for the period ended July 30, 1994).

4.4 Indenture, dated as of September 27, 1991, between the Company and Chemical Bank, as Trustee.

9.1 Form of Voting Agreement (Incorporated herein by reference to Exhibit 9.1 to the Registration Statement).

10.1 1989 Stock Option Plan and form of Agreement pursuant to 1989 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.2      Revolving Credit Agreement dated November 19, 1993.
          (Incorporated herein by reference to the Company's Form 10-Q, for the period ended October 30, 1993).

10.3 Amendment to the Company's Credit Agreement dated September 6, 1994. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended October 29,
          1994).

10.4 Form of Deferred Compensation Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.5 Amendment No. 1 to Deferred Compensation Agreement, dated June 16, 1989. (Incorporated herein by reference to Exhibit
          10.5.2 to Amendment No. 1 to the Registration Statement).

10.6 Amendment No. 2 to Deferred Compensation Agreement, dated August 15, 1989. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
          January 26, 1991).

10.7 Amendment No. 4 to Deferred Compensation Agreement between the Company and Donald Jonas dated April 8, 1996.*

10.8 Memorandum of Agreement between the Company and Local 99, UNITE to a collective bargaining agreement covering warehouse employees dated April 1, 1996.*

10.9 Lease for distribution Center space (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated January 2, 1992).

10.9.1 Form of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement).

10.9.2 Forms of Amendment of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.2 to Amendment No. 1 to the Registration Statement).

10.10 Lease for Distribution Center space. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended July 25, 1992).

22        Subsidiaries of the Company.*

24        Consent of Deloitte & Touche LLP.*

25        Powers of Attorney dated March 5, 1996.*

*Filed herewith.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LECHTERS, INC.


                                   By /S/ Donald Jonas
                                   Chairman of the Board
                                   and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 3, 1996 by the following persons in their respective capacities set forth opposite their names, which include its principal executive officer, its principal financial and accounting officer and a majority of the board of directors.



/S/ Donald Jonas         Chairman of the Board and
                         Chief Executive Officer and Director
                         (Principal Executive Officer)

/S/ John W. Smolak       Senior Vice President (Principal Financial
                         Officer and Principal Accounting Officer

*Martin Begun            Director

*Charles A. Davis        Director

*Bernard D. Fischman     Director

*Robert Knox             Director

*Albert Lechter          Director

*Anthony Malkin          Director

*Roberta Maneker         Director

*Norman Matthews         Director

*Leonard Pfeffer         Director

*John Wolff              Director




*By /S/John W. Smolak
     John W. Smolak
     Attorney-in-fact

LECHTERS, INC. AND SUBSIDIARIES


TABLE OF CONTENTS
                                                       Page

MANAGEMENT'S REPORT                                    F-1

INDEPENDENT AUDITORS' REPORT                           F-2

FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED
     FEBRUARY 3, 1996:

     Consolidated Balance Sheets                       F-3

     Consolidated Statements of Income                 F-4

     Consolidated Statements of Cash Flows             F-5

     Consolidated Statements of Shareholders' Equity   F-6

     Notes to Consolidated Financial Statements      F-7 - F-21

MANAGEMENT'S REPORT

To the Shareholders of Lechters, Inc.:

We have prepared Lechters, Inc. consolidated financial statements, including the notes and other financial information appearing in this Annual Report on form 10-K, and are responsible for the integrity and objectivity of the accompanying financial statements and related information. In order to fulfill this responsibility, policies have been established that require each system of internal accounting control provide reasonable assurance, giving due regard to the cost of implementing and maintaining the system, that transactions are executed in accordance with management's intention and authorization, that accounting books and records are prepared and maintained so as to permit the preparation of the financial statements in accordance with generally accepted accounting principles, and that accountability for assets, liabilities and equity is maintained.

Compliance with these policies is verified, and the continuing adequacy of accounting policies and procedures is evaluated. In addition, Lechters, Inc.'s independent auditors obtain and maintain an understanding of the accounting and administrative controls in place and, based on tests of those controls and of accounting records, render an opinion on the fairness of presentation of the financial statements. The Audit Committee of the Board of Directors, composed of non-management Board members, and management representatives, meet periodically with the independent auditors to receive their reports and direct compliance with their recommendations.

Further, we recognize our responsibility to conduct Lechters' business in accordance with high moral and ethical standards. Policies have been established and review programs are maintained to ensure that all business activities are in compliance with these standards.



                              /S/ Donald Jonas
                              Donald Jonas
               `              Chairman of the Board and
                              Chief Executive Officer



                              /S/ John W. Smolak
                              John W. Smolak
                              Senior Vice President and
                              Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Lechters, Inc.
Harrison, New Jersey

We have audited the accompanying consolidated balance sheets of Lechters, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ending February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lechters, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.


/S/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

New York, New York
March 21, 1996

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
                                             February 3,    January 28,
                                               1996            1995
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents               $  4,234       $ 14,774
     Marketable securities                     37,606         43,339
     Accounts receivable                        5,573          6,668
     Merchandise inventories                  109,898         97,323
     Prepaid expenses                           5,519          4,601
          Total current assets                162,830        166,705

PROPERTY AND EQUIPMENT:
     Fixtures and equipment                    64,688         53,786
     Leasehold improvements                   100,840         92,954
                                              165,528        146,740
     Less accumulated depreciation
       and amortization                        60,446         47,265
          Net property and equipment          105,082         99,475

OTHER ASSETS                                    4,400          4,530

TOTAL ASSETS                                 $272,312       $270,710
                                             ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                        $  7,827       $ 15,453
     Salaries, wages and other accrued
       expenses                                13,546          9,906
     Taxes, other than income taxes             1,591          2,806
     Federal and state income taxes (Note 6)      753            755
     Current portion long-term debt (Note 4)    3,000          3,000
          Total current liabilities            26,717         31,920

LONG-TERM DEBT, LESS CURRENT PORTION
(Notes 4 and 10):                              75,038         77,777

DEFERRED INCOME TAXES (Note 6)                 17,348         13,949

OTHER LIABILITIES                               4,567          3,523

COMMITMENTS AND CONTINGENCIES (Notes 2, 3,
 7 and 8)

SHAREHOLDERS' EQUITY (Notes 3 and 10):
     Preferred stock, $100 par value
       authorized 1,000,000 shares,
       None issued                               --             --
     Common stock, without par value,
       authorized 50,000,000 shares,
       issued and outstanding 17,155,086
       and 17,118,646 shares, respectively         58             58
     Unrealized holding gain (loss) on
       available for sale securities (Note 9)      38           (210)
     Additional paid-in capital                62,773         62,423
     Retained earnings                         85,773         81,270
          Total shareholders' equity          148,642        143,541

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $272,312       $270,710
                                             ========       ========

See notes to consolidated financial statements.


                                  F-3

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
                                        Fifty-Three    Fifty-Two     Fifty-Two
                                        Weeks Ended    Weeks Ended   Weeks Ended
                                        February 3,    January 28,   January 29,
                                           1996           1995          1994
NET SALES                               $432,048       $399,264      $350,196

COST OF GOODS SOLD (including occupancy
  and indirect costs)                    310,163        282,875       242,833

GROSS PROFIT                             121,885        116,389       107,363

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (Notes 7 and 8)                        109,414         93,853        83,669

RESTRUCTURING EXPENSE (Note 2)              (217)        11,000          --

OPERATING INCOME                          12,688         11,536        23,694

OTHER EXPENSES (INCOME):
     Interest Expense                      6,920          7,166         7,256
     Interest Income                      (1,855)        (1,449)       (1,488)
     Loss (Gain) on Sale of Government
       Securities (Note 9)                   (26)           121          (777)

                                           5,039          5,838         4,991

INCOME BEFORE INCOME TAX PROVISION         7,649          5,698        18,703

INCOME TAX PROVISION (Note 6)              3,146          2,336         7,623

NET INCOME                              $  4,503       $  3,362      $ 11,080
                                        ========       ========      ========
NET INCOME PER SHARE                       $0.26          $0.20         $0.65
                                        ========       ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING     17,288,000     17,095,000    17,100,000
                                        ==========     ==========    ==========
See notes to consolidated financial statements.

                                    F-4

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
                                            Fifty-Three    Fifty-Two      Fifty-Two
                                            Weeks Ended    Weeks Ended    Weeks Ended
                                            February 3,    January 28,    January 29,
                                               1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  4,503       $  3,362       $ 11,080
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
 Restructuring charge                           (217)        11,000           --
 Depreciation and amortization                16,056         14,269         12,182
 Loss on disposal of property and equipment      954            550            306
 Deferred income taxes                         3,227          1,397          4,359
 Straight line rent                            1,020            800            600
 Other                                         1,442            579            387
Changes in operating assets and liabilities, net
of effects of restructuring:
 Decrease (Increase) in accounts receivable    1,095           (753)        (3,243)
 (Increase) in merchandise inventories       (12,575)        (7,052)       (12,473)
 Decrease (Increase) in prepaid expenses        (918)           761           (980)
 Decrease (Increase) in other assets             (51)            17           (265)
 Increase (Decrease) in accounts payable,
  accrued salaries, wages and other accrued
  expenses and taxes, other than income taxes (5,201)         8,911          1,787
 Increase (Decrease) in income taxes payable      (2)           425         (1,463)

   Net cash provided by (used in) operating
   activities                                  9,333         34,266         12,277

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (22,626)       (20,592)       (29,182)
 (Increase) Decrease in marketable securities  6,153         (4,546)        21,520

   Net cash used in investing activities     (16,473)       (25,138)        (7,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                  (3,750)        (6,000)          --
 Exercise of stock options                       350          2,683            421

   Net cash (used in) provided by financing
   activities                                 (3,400)        (3,317)           421

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                  (10,540)         5,811          5,036

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  14,774          8,963          3,927

CASH AND CASH EQUIVALENTS, END OF YEAR      $  4,234       $ 14,774       $  8,963
                                            ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Unrealized holding gain (loss) on available
 for sale securities                        $     64       $   (356)      $    --
                                            ========       ========       ========
 Cash paid (refunded) during the year for:
  Interest                                  $  6,031       $  6,491       $  6,375
                                            ========       ========       ========


  Taxes                                     $   (820)      $    121       $  7,316
                                            ========       ========       ========
See notes to consolidated financial statements.

                                   F-5

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except share amounts)
                       Common                Additional           Unrealized
                         Stock Issued        Paid-In    Retained  Holding
                       Shares      Amount    Capital    Earnings  (Loss)     Total
BALANCE, JANUARY 30,
  1993                 16,738,472  $58       $58,245    $66,828   $ --       $125,131

 Exercise of stock
  options                  45,000   --           421       --       --            421

 Net income                  --     --          --       11,080     --         11,080

BALANCE, JANUARY 29,
 1994                  16,783,472   58        58,666     77,908     --        136,632

 Unrealized holdings
  loss                       --     --          --         --      (210)        (210)

 Exercise of stock
  options                 335,174   --         2,683       --       --          2,683

 Tax benefit from
  exercise of
  stock options              --     --         1,074       --       --          1,074

 Net income                  --     --          --        3,362     --          3,362

BALANCE, JANUARY 28,
 1995                  17,118,646   58        62,423     81,270    (210)     143,541

 Unrealized gain/
  (loss) adjustment          --     --          --        --        248           248

 Exercise of stock
  options                  36,440   --           350      --        --            350

 Net income                  --     --          --       4,503      --          4,503

BALANCE, FEBRUARY 3,
 1996                  17,155,086  $58       $62,773   $85,773   $   38      $148,642
                       ==========  ===       =======   =======   ======      ========


See notes to consolidated financial statements.

                                     F-6

LECHTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE FISCAL YEARS ENDED FEBRUARY 3, 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Business - Lechters, Inc. and its subsidiaries
          (collectively, the "Company") is a specialty retailer of primarily brand-name basic housewares and decorative housewares. As of February 3, 1996, the Company operated 642 stores in 44 states.

     b. Basis of Presentation - The consolidated financial statements include the accounts of Lechters, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

          References to Fiscal 1995 mean the fiscal year ending on the Saturday closest to the end of January. References to Fiscal 1994 and Fiscal 1993 mean the fiscal year ending on the last Saturday in January of the following year. Fiscal year 1995 was comprised of 53 weeks and fiscal years 1994 and 1993 were comprised of 52 weeks.

     c. Cash Equivalents and Marketable Securities - The Company considers cash on hand in stores, deposits in banks and all highly liquid debt instruments, with maturities of 90 days or less when purchased, as cash and cash equivalents. Marketable securities are cash investments, primarily U.S. Government securities, with maturities exceeding 90 days at time of purchase.

          Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
          This statement requires that investments in debt and equity securities classified as available for sale be carried at fair value. Previously, fixed income securities classified as available for sale were carried at the lower of aggregate amortized cost or fair value. At February 3, 1996 and

          January 28, 1995, the fair value of marketable securities approximated carrying value. Unrealized gains and losses are reflected as a separate component of Shareholders' Equity, net of deferred income taxes. At February 3, 1996, Shareholders' Equity was increased $38,000 (net of $26,000 in deferred income taxes) and at January 28, 1995, Shareholders' Equity was decreased by $210,000 (net of $146,000 in deferred income taxes). In accordance with the statement, prior period financial statements have not been restated.

     d. Merchandise Inventories - Merchandise inventories are stated on the following methods:

                                        February 3,    January 28,
                                           1996           1995

          Lower of cost (first-in,
           first-out) or market as
           determined by the retail
           inventory method (stores)    $ 76,902,000   $62,682,000

          Lower of cost (first-in,
           first-out) or market
           (warehouses)                   32,996,000    34,641,000

                                        $109,898,000   $97,323,000
                                        ============   ===========

          The Company includes as inventoriable costs, following IRS code section 263A, certain indirect costs, principally purchasing, warehousing and distribution costs, which are necessary to bring inventory to the point of sale. For Fiscal 1995 and Fiscal 1994, indirect costs included as part of inventory increased approximately $1,000,000 for each year, respectively. At February 3, 1996 total indirect costs included as part of inventory were approximately $9,600,000. At January 28, 1995, indirect costs included as part of inventory were approximately $8,600,000.

     e. Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method by charges to earnings in amounts sufficient to write-off the cost of depreciable assets over their estimated lives, or where applicable, the terms of the respective leases, whichever is shorter.

     f. Preopening Costs - Preopening costs are capitalized and amortized over a period of 12 months from the date operations commenced.

     g. Income Taxes - Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. For prior years, amounts provided for income taxes were based on income reported for financial statement purposes. Deferred income taxes were provided for timing differences as certain income and expense items were reported for financial statement purposes in periods different from the periods in which such items were recognized for tax purposes.

     h. Net Income Per Share - Net income per share data were computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include outstanding stock options. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and are not included in the calculation of primary net income per share. For the purpose of computing fully diluted net income per share, the assumed conversion of such debentures would have an anti-dilutive effect on Fiscal 1995, 1994 and 1993 net income per share.

          The number of shares used in computing net income per share was determined as follows:

                                            Fiscal Year Ended
                                   February 3,    January 28,    January 29,
                                      1996           1995           1994

          Weighted average common
          shares outstanding       17,147,000     16,898,000     16,768,000

          Common share equivalents    141,000        197,000        332,000

                                   17,288,000     17,095,000     17,100,000
                                   ==========     ==========     ==========

     I. Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

          The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values at February 3, 1996 and January 28, 1995, due to the short term maturities of these investments. The fair value of the Company's long-term debt at February 3, 1996 and January 28, 1995 was $61,380,000 and $75,325,000,
          respectively. The carrying value of long-term debt at February 3, 1996 and January 28, 1995 was $78,038,000 and $80,777,000, respectively. The fair value of the Company's long-term debt is based on market prices or dealer quotes (for publicly traded debentures) and on discounted future cash flows using current interest rates for financial instruments with similar characteristics and maturity (for senior notes).

     j. Recent Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement is effective for fiscal years beginning December 15, 1995. The Statement establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company intends to adopt the new Statement when required in Fiscal 1996 and does not expect the adoption to have a material effect on its consolidated financial statements.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement is also effective for fiscal years beginning December 15, 1995. The Statement establishes a fair value method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
          The Statement encourages but does not require the adoption of the fair value method of accounting for employee stock-based transactions. The Statement also requires increased footnote disclosures, regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has not yet determined if it will elect to change to the fair value method, nor has it evaluated the impact of the new Statement on net income and earnings per share should it elect to make such a change.

     k. Use of Estimates - The Company utilizes estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     l. Reclassifications - Certain reclassifications have been made to the financial statements of prior years to conform with the classifications used for Fiscal 1995.

2.   RESTRUCTURING CHARGE

     During the second quarter of Fiscal 1994, the Company recorded a pretax restructuring charge of $11,000,000 (approximately $6,500,000 after tax, or $0.38 per share) related to its plan to close 10 unprofitable stores and discontinue various unprofitable merchandise lines. The plan called for the termination of the employment of approximately 19 associates from store operations, the service office and distribution centers. This restructuring was completed in Fiscal 1995 and excess reserves of $217,000 were credited to operating income in 1995.

3.   SHAREHOLDERS' EQUITY

     Stock Options - Options granted under the Company's 1989
     Incentive and Non-Qualified Stock Option Plan are granted at market value on the date of grant and are exercisable at a rate of 20% per year over a five-year period commencing with the date of grant.

     In June 1989, the Company granted to a consultant a non-qualified option to purchase 120,302 shares of the Company's common stock at a price of $6.65 per share, which reflected the fair market value on the date of grant. The option is exercisable in annual installments over a period of four years.

     The Stock Option Plan transactions for fiscal years 1995, 1994 and 1993 are as follows:

                                      February 3,    January 28,    January 29,
                                         1996           1995           1994

     Options outstanding, beginning
      of period                          667,906        901,070        611,020
          Granted                      1,135,960        387,550        454,700
          Exercised                      (36,440)      (335,174)       (45,000)
          Canceled                    (1,067,520)      (285,540)      (119,650)

     Options outstanding, end of period  699,906        667,906        901,070

     Option price range                 $ 5.00         $ 6.38         $ 6.38
                                          to             to             to
                                        $20.50         $23.00         $23.00

     Options exercisable, end of period  136,560        273,950        221,450

     Options available for grant, end
      of period                          574,590        643,040        145,050

     As of February 3, 1996, 1,632,962 shares of common stock were reserved for issuance in the connection with exercise of stock options.

4.   LONG-TERM DEBT

     Long-term debt outstanding is as follows:

                                             February 3,    January 28,
                                                1996           1995
          Senior Notes, 10.5% due 1998 (a)   $ 5,250,000    $ 9,000,000
          Senior Notes, 9.53% due 2001 (a)    15,000,000     15,000,000
          Convertible Subordinated
           Debentures, 5% due 2001 (b)        57,788,000     56,777,000

          Total                               78,038,000     80,777,000
          Less current portion (c)             3,000,000      3,000,000

                                             $75,038,000    $77,777,000
                                             ===========    ===========

     (a) The 10.5% Senior Notes (the "1988 Notes") are due September 1, 1998. Interest on the 1988 Notes is payable semiannually on March 1 and September 1 of each year. Beginning September 1, 1994, and each year thereafter until the 1988 Notes are paid in full, the Company is required to repay $3,000,000 of the principal amount of the 1988 Notes. The 9.53% Senior Notes (the "1991 Notes") are due May 1, 2001. Interest on the 1991 Notes is payable semiannually on May 1 and November 1 of each year. Beginning May 1, 1997, and each year thereafter until the 1991 Notes are paid in full, the Company is required to repay $3,000,000 of the principal amount of the 1991 Notes. The Company may prepay the 1988 Notes and the 1991 Notes (collectively, the "Notes") at any time, in whole or in part, at a price equal to the greater of par or the present value of the future debt service on the Notes, discounted at 1/2% above the then current yield on U.S. Treasury securities of a maturity comparable to the remaining weighted average life of the Notes. The provisions of the note agreements include a requirement that the Company maintain a current ratio of at least 1.5 to 1 and limitations on liens, sale and leaseback transactions, funded debt, payment of dividends, acquisitions, investments, sales of assets and incurrence of leases.

     (b) The 5% Convertible Subordinated Debentures (the "Debentures") were issued in 1991 with a yield to maturity of approximately 7.47%. At February 3, 1996 and January 28, 1995, the unamortized original issue discount was $7,213,000 and $8,223,000, respectively. The Debentures are convertible into Common Stock of the Company prior to maturity at a conversion of 32.79 shares per $1,000 principal amount at maturity. Amounts charged to income for the amortization of debenture discount were $1,011,000 and $918,000 for Fiscal 1995 and Fiscal 1994, respectively.

          The Debentures have not been and will not be registered under the United States Securities Act of 1933.

     (c) Aggregate annual maturities of long-term debt are as follows:

                    Fiscal
                     Year               Amount

                    1996                $ 3,000,000
                    1997                  5,250,000
                    1998                  3,000,000
                    1999                  3,000,000
                    2000                  3,000,000
                    Thereafter           60,788,000
                                        $78,038,000
          (See Note 10)                 ===========

5.   LINE OF CREDIT

     At February 3, 1996, the Company had an unused $40,000,000 Credit Agreement (the "Credit Agreement") with a group of banks. Borrowings under the Credit Agreement bear base rate interest on either (1) the higher of the prime rate and the sum of the Federal Fund Rate plus 1/2%; or (2) an Adjusted Eurodollar Rate. The Credit Agreement requires maintenance of certain earnings and fixed charge coverage ratios, and the interest rate payable is adjusted by from 1/2% to 1 1/4% over the above base rate depending on the ratio of consolidated indebtedness to pre-tax cash earnings. The Credit Agreement expires November 1996. At the end of Fiscal 1995 there were no borrowings outstanding under the Company's Credit Agreement.

     At February 3, 1996, the Company also had two letter of credit facilities for an aggregate of $35,000,000. At February 3, 1996 and January 28, 1995, the Company was liable for outstanding letters of credit in the amount of approximately $8,886,000 and $8,765,000, respectively.

6.   INCOME TAXES

     The provision for income taxes consists of the following:

                                                Fiscal Year Ended
                                   February 3,    January 28,    January 29,
                                      1996           1995           1994
     Federal:
      Current                      $  832,000     $  677,000     $2,707,000
      Deferred                      1,505,000        936,000      3,146,000

                                    2,337,000      1,613,000      5,853,000
     State:
      Current                         630,000        262,000        557,000
      Deferred                        179,000        461,000      1,213,000

                                      809,000        723,000      1,770,000

                                   $3,146,000     $2,336,000     $7,623,000
                                   ==========     ==========     ==========

     A reconciliation of the statutory Federal income tax rate with the effective rate is as follows:

                                                     Fiscal Year Ended
                                        February 3,    January 28,    January 29,
                                           1996           1995           1994

     Statutory Federal income tax rate  34.0%          34.0%          35.0%

     State income taxes, net of Federal
     benefit                             7.0            8.4            6.2

     Other                               0.1           (1.4)          (0.4)

     Effective income tax rate          41.1%          41.0%          40.8%
                                        =====          =====          =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     The components of the non-current deferred tax liability (asset) are as follows:

                              February 3, 1996    January 28, 1995

     Accelerated tax
      depreciation            $18,085,000         $15,343,000
     Reserve not currently
      deductible                 (737,000)         (1,394,000)

                              $17,348,000         $13,949,000
                              ===========         ===========

     The Company and its subsidiaries file consolidated Federal and state income tax returns. Deferred income tax expense during Fiscal 1995, 1994 and 1993 principally resulted from the use of accelerated methods of depreciation for tax purposes over the straight-line method used for financial reporting purposes.

7.   LEASES

     At February 3, 1996, the Company leased all of its stores and two facilities for its corporate office, warehouse and distribution operations. These operating leases expire on varying dates to 2008.

     At February 3, 1996, aggregate minimum rentals in future periods are as follows:

                                         Minimum
                         Fiscal           Rental
                          Year          Commitment

                         1996           $ 49,501,000
                         1997           $ 47,461,000
                         1998           $ 44,654,000
                         1999           $ 39,608,000
                         2000           $ 34,898,000
                         Thereafter     $120,794,000

     The preceding does not include contingent rentals which may be payable under certain leases on the basis of percentage of sales in excess of stipulated amounts. The amounts of such additional rentals incurred were as follows:

                         Fiscal
                          Year           Amount

                         1995           $  1,913,000
                         1994           $  1,708,000
                         1993           $  1,765,000

     Total rent expense was as follows:

                         Fiscal
                          Year           Amount

                         1995           $ 50,712,000
                         1994           $ 45,014,000
                         1993           $ 39,172,000

8.   EMPLOYEE BENEFIT PLANS AND OTHER COMMITMENTS

     Pursuant to collective bargaining agreements, the Company is obligated to make contributions to union-administered health and welfare, retirement and severance funds which provide benefits for the Company's union-represented associates. Payments under these agreements amounted to approximately $1,070,000, $1,037,000 and $954,000 in Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.

     In January 1994, the Company adopted a voluntary 401(k) savings plan. The Company matches 25% of each associate's contribution, up to a maximum of 5% of salary. This match is paid in Company common stock purchased by the Trustee on the open market. Approximately $181,000 and $176,000 were charged to expense in Fiscal 1995 and Fiscal 1994, respectively.

     The Company has a Deferred Compensation Plan covering certain key executives which provides that, at retirement, these associates will receive for a 10-year period an annual predetermined benefit, the amount of which is dependent upon their retirement age. The maximum amount that the associate may receive is being accrued for financial reporting purposes over the employment period. Approximately $134,000, $71,000 and $174,000 were charged to expense in Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.

     The Company has entered into consulting agreements with certain senior executives whereby, at retirement, these associates will provide consulting and advisory services for a 10-year period. The maximum aggregate amount payable under these agreements is $400,000 per year.

9.   AVAILABLE FOR SALE SECURITIES

     The following is a summary of the available for sale securities which comprise the balance in "marketable securities" at February 3, 1996 and January 28, 1995 (Amounts in thousands except realized loss and gain information):

                                   Gross          Gross
                                   Unrealized     Unrealized  Estimated
     1995                Cost      Gains          Losses      Fair Value

     Government Bonds    $35,489   $60            $  (2)      $35,547

     Municipal Bonds       2,053     6               -          2,059

     Total available for
     sale securities     $37,542   $66            $  (2)      $37,606
                         =======   ===            ======      =======

                                   Gross          Gross
                                   Unrealized     Unrealized  Estimated
     1994                Cost      Gains          Losses      Fair Value

     Government Bonds    $43,695   $15            $(371)      $43,339
                         =======   ===            ======      =======

     The cost and estimated fair value of debt securities at February 3, 1996 by contractual maturity are as follows:

                                             Estimated
                              Cost           Fair Value

     1996                     $20,150        $20,155
     1997                      10,763         10,794
     1998                       6,629          6,657

     Total available for
     sale securities          $37,542        $37,606
                              =======        =======

     Net gains from the sales of available for sale securities is reported on the consolidated statement of income as "Loss (Gain) on Sale of Government Securities". For Fiscal 1995, the net gain reported of $26,000 was the result of gross realized gains of $114,000 net of gross realized losses of $88,000. For Fiscal 1994, the reported loss of $121,000 was the result of gross realized losses of $137,000 net of gross realized gains of $16,000.

10.  SUBSEQUENT EVENT (UNAUDITED)

     Issuance of Convertible Preferred Stock - On April 5, 1996 the Company issued $20,000,000 in Convertible Preferred Stock to Prudential Equity Investors Inc., a private equity investment firm. The net proceeds of the issuance are being used to pay down debt and for general corporate purposes. The preferred stock is convertible into one share of common stock at a conversion price of $6.25 per share and carry voting rights. The Convertible Preferred Stock will pay an annual dividend of 5.05%. The Convertible Preferred Stock is senior in liquidation to the Common Stock of the Company. The terms associated with the issuance of the Convertible Preferred Stock include registration rights and anti-dilution protection. The Convertible Preferred Stock did not qualify as a common stock equivalent at the time of issue and will not be included in the calculation of primary net income per share.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            Fiscal Quarter Ended
                              April 29,   July 29,    October 28, February 3,
                                1995        1995         1995        1996
                              (Amounts in thousands except share and per share
                               amounts)

     Net sales                $ 80,316    $ 88,671    $ 95,148    $167,913

     Gross profit               20,240      22,745      24,850      54,050

     Restructuring expense        --          --          --          (217)

     Income (loss) before
      income tax provision      (3,973)     (3,163)     (1,559)     16,344

     Net income (loss)          (2,344)     (1,866)       (921)      9,634

     Net income (loss) per
      share (a) (b)             $(0.13)     $(0.11)     $(0.05)      $0.56

     Number of shares used
      in computing net
      income per share        17,416,000  17,333,000  17,238,000  17,183,000


                                            Fiscal Quarter Ended
                              April 30,   July 30,    October 29,  January 28,
                                1994        1994         1994         1995
                              (Amounts in thousands except share and per share
                               amounts)

     Net sales                $ 73,692    $ 81,582    $ 91,077     $152,913

     Gross profit               19,785      22,604      25,543       48,457

     Restructuring expense        --        11,000        --           --

     Income (loss) before
      income tax provision      (2,153)    (11,790)      2,072       17,569

     Net income (loss)          (1,270)     (6,956)      1,222       10,366

     Net income (loss) per
      share (a) (b)             $(0.07)     $(0.41)      $0.07        $0.60

     Number of shares used
      in computing net
      income per share        17,072,000  17,053,000  17,171,000   17,352,000

(a) Fully diluted net income per share, assuming conversion of the Company's 5% Convertible Subordinated Debentures and elimination of the related interest costs less applicable income taxes was $0.53 per share for the fourteen weeks ended February 3, 1996 and $0.56 per share for the thirteen weeks ended January 28, 1995, on weighted average shares outstanding of 19,314,000 and 19,524,000, respectively.

(b) Difference of $0.01 between full year income per share and the resulting income per share from the sum of each of the quarters in Fiscal 1995 and Fiscal 1994 is due to the weighted average share calculation and the seasonality of the business.