Form 10-Q
period 1996-05-04
LECHTERS INC
filed 1996-06-18
CIK 798186

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended May 4, 1996             COMMISSION FILE NO. 0-17870


                                 LECHTERS, INC.
- ------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEW JERSEY                               No. 13-2821526
- ------------------------------------------------         ---------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)            (I.R.S. EMPLOYER
                                                          IDENTIFICATION NO.)


1 Cape May Street, Harrison, NEW JERSEY                   07029
- ------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


Registrant's telephone number, including area code:            (201) 481-1100
                                                              ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              YES   x     NO
                                  -----      -----

The number of shares of the Registrant's common stock, without par value,
outstanding at June 14, 1996:        17,155,086:

                        LECHTERS, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                         FOR QUARTER ENDED MAY 4, 1996
                                     INDEX


                                                                PAGE NO.
                                                                --------

PART I.   Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheets -
             May 4, 1996 and February 3, 1996                        1

             Consolidated Statements of Income
             for the Thirteen Weeks Ended
             May 4, 1996 and April 29, 1995                          2

             Consolidated Statements of Cash Flows
             for the Thirteen Weeks Ended
             May 4, 1996 and April 29, 1995                          3

             Consolidated Statement of Shareholders'
             Equity for the Thirteen Weeks Ended
             May 4, 1996                                             4

             Notes to Consolidated Financial
             Statements                                             5-6

    Item 2.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                              7-8


PART II.  Other Information

    Item 6.  Exhibits and Reports                                    9

                        LECHTERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

           (Amounts in thousands, except share and per share amounts)

                                                                   May 4,          February 3,
                                                                    1996              1996
                                                                 -----------       -----------
                 A S S E T S                                     (unaudited)
                 -----------
Current Assets:
         Cash and Cash Equivalents                                  $ 14,334         $  4,234
         Marketable Securities                                        22,748           37,606
         Accounts Receivable                                           7,961            5,573
         Merchandise Inventories                                     120,042          109,898
         Prepaid Expenses                                              8,391            5,519
                                                                    --------         --------
         Total Current Assets                                        173,476          162,830
Property and Equipment:
         Fixtures and Equipment                                       65,242           64,688
         Leasehold Improvements                                      101,234          100,840
                                                                    --------         --------
                                                                     166,476          165,528
         Less Accumulated Depreciation & Amortization                 63,789           60,446
                                                                    --------         --------
                                                                     102,687          105,082
Other Assets                                                           4,719            4,400
                                                                    --------         --------
Total Assets                                                        $280,882         $272,312
                                                                    ========         ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities
         Accounts Payable                                           $ 17,150         $  7,827
         Salaries, Wages and Other Accrued Expenses                   13,774           13,546
         Taxes, Other Than Income Taxes                                2,483            1,591
         Federal and State Income Taxes                                  431              753
         Current Portion Long-Term Debt                                1,500            3,000
                                                                    --------         --------
         Total Current Liabilities                                    35,338           26,717
Long-term Debt
         Senior Notes Payable                                          1,125           17,250
         5% Convertible Subordinated Debentures
          due September 27, 2001 (Net of Unamortized
          Discount of $6,953 and $7,212, respectively)                58,047           57,788
                                                                    --------         --------
         Total Long-term Debt                                         59,172           75,038
Deferred Income Taxes and Other Deferred Credits                      21,949           21,915
Shareholders' Equity:
         Convertible Preferred Stock, $100 Par Value
           Authorized 1,000,000 Shares,
           Issued and Outstanding - Series A - 149,999
           Shares; Series B - 50,001 Shares                           20,000             --
         Common Stock, Without Par Value,
           Authorized 50,000,000 Shares,
           Issued and Outstanding 17,155,086
           and 17,155,086 Shares, Respectively                            58               58
         Unrealized Holding (Loss) Gain on Available
           for Sales Securities                                         (155)              38
         Additional Paid-in Capital                                   62,273           62,773
         Retained Earnings                                            82,247           85,773
                                                                    --------         --------
         Total Shareholders' Equity                                  164,423          148,642
                                                                    --------         --------

Total Liabilities and Shareholders' Equity                          $280,882         $272,312
                                                                    ========         ========

See accompanying notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            (Amounts in thousands, except share and per share data)

                                                              Thirteen Weeks Ended
                                                        ------------------------------
                                                            May 4,           April 29,
                                                             1996              1995
                                                         -----------       -----------
                                                                  (unaudited)
Net Sales                                                   $ 84,992         $ 80,316

Cost of Goods Sold (including occupancy
  and indirect costs)                                         64,378           60,076
                                                            --------         --------

                 Gross Profit                                 20,614           20,240

Selling, General and Administrative
  Expenses                                                    25,508           23,288
                                                            --------         --------

Operating (Loss)                                              (4,894)          (3,048)

Other Expenses (Income):
         Interest Expense                                      1,556            1,638

         Interest Income                                        (476)            (713)

         Loss on Sale of Government
           Securities                                              3            --
                                                            --------         --------

Total Other Expenses                                           1,083              925
                                                            --------         --------

Loss Before Income Taxes                                      (5,977)          (3,973)

Income Tax Benefit                                            (2,451)          (1,629)
                                                            --------         --------

Net (Loss)                                                  $ (3,526)        ($ 2,344)
                                                            ========         ========

Net (Loss) Per Share                                          ($0.20)          ($0.13)
                                                            ========         ========

Weighted Average Shares Outstanding                       17,246,000       17,416,000
                                                          ==========       ==========

See accompanying notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                       Thirteen Weeks Ended
                                                                    ---------------------------
                                                                      May 4,          April 29,
                                                                      1996               1995
                                                                    ---------        -----------
                                                                            (unaudited)
Cash Flows From Operating Activities:
         Net (Loss)                                                 $ (3,526)            ($2,344)
Adjustments to Reconcile Net Loss to Net
  Cash (Used In) Provided By Operating
  Activities:
         Depreciation and Amortization                                 4,136               3,819
         Other                                                           136                 (89)
Changes in Assets and Liabilities:
         Increase in Accounts Receivable                              (2,388)               (698)
         Increase in Merchandise Inventories                         (10,144)            (13,528)
         Increase in Prepaid Expenses                                 (2,872)             (3,102)
         Increase in Accounts Payable,
           Accrued Expenses and Taxes Other
           Than Income Taxes                                          10,443               8,227
         Decrease in Income Taxes Payable                               (322)               (223)
         Increase in Other Assets                                       (364)               (232)
                                                                    ---------           ---------
         Net Cash Used In
           Operating Activities                                       (4,901)             (8,170)
                                                                    ---------           ---------
Cash Flows From Investing Activities:
         Capital Expenditures                                         (1,905)             (4,700)
         Decrease in Available for Sale
           Securities                                                 14,531               4,374
                                                                    ---------           ---------
         Net Cash Provided By (Used In)
          Investing Activities                                        12,626                (326)
                                                                    ---------           ---------

Cash Flows From Financing Activities:
         Issuance of Preferred Stock                                  20,000                 --
         Payment of Notes Payable                                    (17,625)                --
         Exercise of Stock Options                                       --                  211
                                                                    ---------           ---------
         Net Cash Provided by Financing
           Activities                                                  2,375                 211
                                                                    ---------           ---------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                                     10,100              (8,285)
Cash and Cash Equivalents, Beginning of
  Period                                                               4,234              14,774
                                                                    ---------           ---------

Cash and Cash Equivalents, End of Period                            $ 14,334            $  6,489
                                                                    =========           =========
Supplemental Disclosure of Cash Flows
  Information:

Non Cash Investing Activities:

         Unrealized Holding
           (Loss) Gain Adjustment on Available
           for Sale Securities                                      $   (263)           $    227
                                                                    =========           =========
Cash Paid During the Period for:

         Interest                                                   $  1,074            $    481
                                                                    =========           =========

         Taxes                                                      $    322            $     43
                                                                    =========           =========

         See accompanying notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             (Amounts in thousands)

                          Common           Preferred     Additional                    Unrealized
                          Stock            Stock         Paid-In         Retained      Holding
                          Issued           Issued        Capital         Earnings      Gain(Loss)      Total
                          --------         ---------     --------        ----------    ----------      -----
Balance,
 February 3,
 1996                     $58              $  --         $62,773         $85,773       $  38           $148,642

Net Loss Thirteen
 Weeks Ended
 May 4, 1996               --                 --             --           (3,526)        --              (3,526)

Issuance of
 Preferred Stock-
 Net of Issuance
 Expenses                  --               20,000          (500)            --          --              19,500

Unrealized
 Holding Loss
 Adjustment                --                 --             --              --         (193)              (193)
                          ---              -------       -------         -------       ------          --------

Balance, May 4,
 1996 (unaudited)         $58              $20,000       $62,273         $82,247       ($155)          $164,423
                          ===              =======       =======         =======       ======          ========





          See accompanying notes to consolidated financial statements.

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

         The Company's results of operations for the thirteen weeks ended May 4,1996 are not necessarily indicative of the operating results for the full year.

         Certain reclassifications have been made to the financial statements of the prior year to conform with the classification used for fiscal 1996.

2.       NET LOSS PER SHARE

         Net loss per share data were computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the thirteen weeks ended May 4, 1996 and April 29, 1995. Common stock equivalents include outstanding stock options.
         The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and were not included in the calculation of primary net loss per share for the periods ended May 4, 1996 and April 29, 1995. The Company's Convertible Preferred Stock issued on April 5, 1996 also did not qualify as a Common Stock equivalent at the time of issue. For the purpose of computing fully diluted net loss per share, the assumed conversion of such debentures would have an anti-dilutive effect on the thirteen weeks ended May 4, 1996 and April 29, 1995. With respect to the Preferred Stock, conversion of such preferred stock would have an anti-dilutive effect on fully diluted loss per share for the thirteen weeks ended May 4, 1996.

3.       CONVERTIBLE PREFERRED STOCK

         On April 5, 1996, the Company issued 149,999 shares of Series
         A Convertible Preferred Stock, $100 par value ("Series A
         Preferred Stock") and 50,001 shares of Series B Convertible Preferred Stock, $100 par value ("Series B Preferred Stock") at par value. Said shares of Convertible Preferred Stock were sold to Prudential
         Private Equity Investors III, L.P. for $20,000,000. The proceeds from the sale of the Series A and Series B Preferred Stock were used to prepay $15,000,000 of the 10.5% Senior Notes due 1998 and $2,625,000
         of the 9.53% Senior Notes due 1998. The balance of the proceeds are being used for general corporate purposes. Expenses of the private placement were charged to Additional Paid-in Capital. Series A Preferred Stock and Series B Preferred Stock are convertible to Common Stock at a conversion price of $6.25 per share. Series A Preferred Stock is convertible to 2,399,984 shares of common stock and has voting rights equivalent to the same number of common shares. Series B Preferred stock is convertible to 800,016 of shares of common stock but has no voting rights. Both Series A Preferred Stock and Series B Preferred Stock receive a dividend of 5.05% payable annually. Series
         A Preferred Stock and Series B Preferred Stock did not qualify as common stock equivalents at the time of issue.

        Robert Knox, a Director of the Company, is a limited partner in Prudential Private Equity Investors III, L.P.

4. AMENDMENT AND EXTENSION OF THE CREDIT AGREEMENT - On May 23, 1996, the Company amended and extended its $40,000,000 unsecured credit agreement by entering into an Amended and Restated Credit Agreement ("Credit Agreement") with a group of banks. The Credit Agreement includes a suballocation of $30,000,000 for letters of credit. Borrowings under the Credit Agreement bear a base rate interest of either (1) higher of the prime rate or Federal Funds Rate plus 1/2% or (2) an Adjusted Eurodollar Rate based on LIBOR. The amended Credit Agreement requires maintenance of certain earnings and fixed charge coverage ratios. The interest rate is adjusted by from 1.4% to 2.5% depending on the ratio of consolidated indebtedness to pre-tax cash earnings. The Credit Agreement terminates on May 22, 1998.


5. Note 5. RECENT ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain indentifiable intangibles to be disposed of. The Company has adopted this new Statement in the first quarter of Fiscal 1996 and the adoption had no material effect on reported earnings.

         In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," that establishes a fair value method of accounting and reporting for stock-based employee compensation plans. Under the fair value method, compensation cost is recognized over the service period, which is usually the vesting period. The statement encourages but does not require adoption of the fair value method. As provided for in the Statement, the Company will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees," and make the appropriate disclosures in its fiscal 1996 annual report footnotes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 4, 1996 IN COMPARISON WITH THIRTEEN WEEKS ENDED APRIL 29, 1995

         Net sales for the thirteen weeks ended May 4, 1996 were $84,992,000 an increase of $4,676,000, or 5.8% over last year's sales for the comparable period. The increase was due to the increased number of stores open during the period this year compared to last year. On a comparable store basis, sales
declined 0.7%.   There were 641 stores open at the end of the quarter, with one store closed during the last week of the quarter, compared to 609 stores open at end of the first quarter last year.

         Gross profit for the quarter increased $374,000 to $20,614,000, but, at 24.3% of sales, gross profit declined 0.9% point versus the prior year
comparable period.   While the mix of merchandise sold provided comparable
initial margins to last year, fixed charges associated with occupancy and other indirect charges increased due to the addition of 32 stores. The increased sales from the new locations were not sufficient to overcome the decline in comparable store sales resulting in an under-absorption of occupancy and related costs.

         Selling, General and Administrative Expenses increased 9.5% to $25,508,000, 30.0% of sales versus 29.0% for the same period in the prior year. Store related expenses which exhibited significant year-to-year increases included expenses associated with new locations such as payroll and benefits, pre-opening expense write-offs, and incremental operating expenses related to new locations such as credit card fees, bank charges and property taxes. Additionally the Company closed 3 stores during this period resulting in an increase in asset write-offs. Finally, the Company experienced a decline in domestic vendor support due to the increased proportion of imported merchandise.

         Other Expense increased by $158,000 to $1,083,000, 1.3% of sales, versus 1.2% for the same period in the prior year. Interest expense was reduced by $82,000 due to prepayment of $17,625,000 of Senior Notes Payable during the first quarter of Fiscal 1996 and the repayment of $3,750,000 of Senior Notes Payable during the third quarter of Fiscal 1995. Interest Income declined by $237,000 due to the reduction in the year-to-year average balance of marketable securities.

LIQUIDITY, AND CAPITAL RESOURCES - Cash and cash equivalents increased $10,100,000 during the first quarter of Fiscal 1996 versus a decrease of $8,285,000 for the same period of Fiscal 1995. Operating activities for the first quarter of 1996 utilized $3,269,000 less cash than the same period last year. Although the operating loss required the use of an additional $1,182,000 in cash, the use of cash was less in other operating activities. While the increase in receivables was $1,690,000 higher than last year due to a tax carry-back receivable and volume driven increases in charge card receivables, the increment in inventory was $3,384,000 less than the previous year due to fewer new stores. Payables increased incrementally $2,216,000 more than the prior year due to the stabilization of imports as a portion of purchases.

         The issuance of Convertible Preferred Stock as disclosed in Note 3 to the enclosed financial statements generated $20,000,000 in cash. Proceeds were used to prepay the $15,000,000 in 10.5% Senior Notes Payable 2001 and prepay $2,625,000 of the 9.53% Senior Notes due l998. The balance of the proceeds will be used for general corporate purposes. Capital expenditures of $1,905,000 consisted primarily of the cost of construction and fixtures for three new stores and the remodeling of three existing stores. Capital expenditures for the thirteen weeks ended April 29, 1995 totaled $4,700,000 and involved seven new stores and five remodels.

         As disclosed in Note 4, on May 23, 1996, the Company entered into an Amended and Restated Credit Agreement which provides for borrowings up to $40,000,000. The unsecured Credit Agreement establishes a sub-allocation of $30,000,000 for letters of credit. The term of the agreement was extended from November 1996 to May 22, 1998.

                        LECHTERS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.

         10.1     Amended and Restated Credit Agreement as of
                  May 23, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LECHTERS, INC.



                                        By: /s/ JOHN W. SMOLAK
                                           ----------------------------
                                             John W. Smolak
                                             Senior Vice President and
                                             Chief Financial Officer



Date: June 18, 1996

EXHIBIT INDEX

Exhibit No.                  Description
- ----------                   -----------
EX-10.1                      Amended and Restated Credit Agreement as of
                             May 23, 1996.