Form 10-Q
period 1996-08-03
LECHTERS INC
filed 1996-09-17
CIK 798186

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended August 3, 1996            COMMISSION FILE NO. 0-17870


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


Registrant's telephone number, including area code: (201) 481-1100
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  x    NO
                                     ---      ---

The number of shares of the Registrant's common stock, without par
value, outstanding at September 13, 1996:      17,155,086:

                         LECHTERS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        FOR QUARTER ENDED AUGUST 3, 1996
                                      INDEX


                                                                      PAGE NO.
                                                                      --------

PART I.    Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               August 3, 1996 and February 3, 1996                         1

               Consolidated Statements of Income
               for the Thirteen and Twenty-Six Weeks Ended
               August 3, 1996 and July 29, 1995                            2

               Consolidated Statements of Cash Flows
               for the Twenty-Six Weeks Ended
               August 3, 1996 and July 29, 1995                            3


               Consolidated Statement of Shareholders'
               Equity for the Twenty-Six Weeks Ended
               August 3, 1996                                              4


               Notes to Consolidated Financial
               Statements                                                 5-7

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                 8-11


PART II.   Other Information

     Item 6.   Exhibits and Reports                                       12

                         LECHTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

           (Amounts in thousands, except share and per share amounts)

                                                          August 3,       February 3,
                                                            1996             1996
                                                          ---------       -----------
                  A S S E T S                             (unaudited)
Current Assets:
         Cash and Cash Equivalents                        $ 10,694         $  4,234
         Marketable Securities                              22,169           37,606
         Accounts Receivable                                10,102            5,573
         Merchandise Inventories                           118,959          109,898
         Prepaid Expenses                                   11,195            5,519
                                                          --------         --------
         Total Current Assets                              173,119          162,830
Property and Equipment:
         Fixtures and Equipment                             66,057           64,688
         Leasehold Improvements                            101,677          100,840
                                                          --------         --------
                                                           167,734          165,528
         Less Accumulated Depreciation & Amortization       67,534           60,446
                                                          --------         --------
                                                           100,200          105,082
Other Assets                                                 4,996            4,400
                                                          --------         --------
Total Assets                                              $278,315         $272,312
                                                          ========         ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
         Accounts Payable                                 $ 15,696         $  7,827
         Salaries, Wages and Other Accrued Expenses         15,952           13,546
         Taxes, Other Than Income Taxes                      1,858            1,591
         Federal and State Income Taxes                         88              753
         Current Portion Long-Term Debt                      2,625            3,000
                                                          --------         --------
         Total Current Liabilities                          36,219           26,717
Long-term Debt
         Senior Notes Payable                                    -           17,250
         5% Convertible Subordinated Debentures
          due September 27, 2001 (Net of Unamortized
          Discount of $6,689 and $7,212, respectively)      58,311           57,788
                                                          --------         --------
         Total Long-term Debt                               58,311           75,038
Deferred Income Taxes and Other Deferred Credits            22,146           21,915
Shareholders' Equity:
         Convertible Preferred Stock, $100 Par Value
           Authorized 1,000,000 Shares,
           Issued and Outstanding - Series A - 149,999
           Shares; Series B - 50,001 Shares                 20,000             --
         Common Stock, Without Par Value,
           Authorized 50,000,000 Shares,
           Issued and Outstanding 17,155,086
           and 17,155,086 Shares, Respectively                  58               58
         Unrealized Holding (Loss) Gain on Available
           for Sales Securities                               (111)              38
         Additional Paid-in Capital                         62,273           62,773
         Retained Earnings                                  79,419           85,773
                                                          --------         --------
         Total Shareholders' Equity                        161,639          148,642
                                                          --------         --------

Total Liabilities and Shareholders' Equity                $278,315         $272,312
                                                          ========         ========

See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

             (Amounts in thousands, except share and per share data)


                                             Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                       --------------------------------         -------------------------------
                                         August 3,           July 29,           August 3,            July 29,
                                           1996                1995               1996                 1995
                                       ------------        ------------        ------------        ------------
                                                  (unaudited)                             (unaudited)
Net Sales                              $     92,727        $     88,671        $    177,719        $    168,987

Cost of Goods Sold (including
  occupancy and indirect costs)              70,849              65,926             135,227             126,002
                                       ------------        ------------        ------------        ------------

                  Gross Profit               21,878              22,745              42,492              42,985

Selling, General and
  Administrative Expenses                    25,853              24,626              51,361              47,914
                                       ------------        ------------        ------------        ------------

Operating Loss                               (3,975)             (1,881)             (8,869)             (4,929)

Other Expenses (Income):
         Interest Expense                     1,186               1,818               2,742               3,456

         Interest Income                       (369)               (506)               (845)             (1,219)

         Loss (Gain) on Sale of
           Government Securities                  1                 (30)                  4                 (30)
                                       ------------        ------------        ------------        ------------

Total Other Expenses (Income)                   818               1,282               1,901               2,207
                                       ------------        ------------        ------------        ------------

Loss Before Income Taxes                     (4,793)             (3,163)            (10,770)             (7,136)

Income Tax Benefit                           (1,965)             (1,297)             (4,416)             (2,926)
                                       ------------        ------------        ------------        ------------

Net Loss                               $     (2,828)       $     (1,866)       $     (6,354)       $     (4,210)
                                       ============        ============        ============        ============

Net Loss Per Share                     ($      0.16)       ($      0.11)       ($      0.37)       ($      0.24)
                                       ============        ============        ============        ============

Weighted Average Common Shares
 Outstanding                             17,327,000          17,333,000          17,286,000          17,374,000
                                       ============        ============        ============        ============


See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                         Twenty-Six Weeks Ended
                                                         ----------------------
                                                         August 3,       July 29,
                                                           1996            1995
                                                         ---------       --------
                                                               (unaudited)
Cash Flows From Operating Activities:
         Net Loss                                        $ (6,354)       ($ 4,210)
Adjustments to Reconcile Net Loss to Net
  Cash (Used In) Provided By Operating
  Activities:
         Depreciation and Amortization                      8,349           7,768
         Other                                                888             422
Changes in Assets and Liabilities:
         Increase in Accounts Receivable                   (4,529)           (440)
         Increase in Merchandise Inventories               (9,061)        (14,123)
         Increase in Prepaid Expenses                      (5,676)         (5,033)
         Increase in Accounts Payable,
           Accrued Expenses and Taxes Other
           Than Income Taxes                               10,542           5,534
         Decrease in Income Taxes Payable                    (665)           (236)
         Increase in Other Assets                            (687)           (175)
                                                         --------        --------

         Net Cash Used In
           Operating Activities                            (7,193)        (10,493)
                                                         --------        --------

Cash Flows From Investing Activities:
         Capital Expenditures                              (3,907)         (9,813)
         Decrease in Available for Sale
           Securities                                      15,185          15,205
                                                         --------        --------

         Net Cash Provided by
          Investing Activities                             11,278           5,392
                                                         --------        --------

Cash Flows From Financing Activities:
         Issuance of Preferred Stock                       20,000              --
         Payment of Senior Notes Payable                  (17,625)             --
         Exercise of Stock Options                             --             267
                                                         --------        --------

         Net Cash Provided by Financing
           Activities                                       2,375             267
                                                         --------        --------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                           6,460          (4,834)
Cash and Cash Equivalents, Beginning of
  Period                                                    4,234          14,774
                                                         --------        --------

Cash and Cash Equivalents, End of Period                 $ 10,694        $  9,940
                                                         ========        ========
Supplemental Disclosure of Cash Flows
  Information:

Non Cash Investing Activities:

         Unrealized Holding (Loss) Gain Adjustment
           on Available for Sale Securities              $   (252)       $    329
                                                         ========        ========
Cash Paid During the Period for:

         Interest                                        $  1,100        $  1,207
                                                         ========        ========

         Income Taxes Paid/(Refunded)                    $    665        ($ 1,190)
                                                         ========        ========

          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             (Amounts in thousands)

                           Common           Preferred         Additional                        Unrealized
                           Stock            Stock             Paid-In           Retained          Holding
                           Issued           Issued            Capital           Earnings         Gain(Loss)        Total
                           ------           ------            -------           --------         ----------        -----
Balance,
 February 3,
 1996                      $58              $  --             $62,773           $85,773          $  38             $148,642

Issuance of
 Preferred Stock
 Net of Issuance
 Expenses                  --                20,000              (500)               --             --               19,500

Net Loss Twenty-Six
 Weeks Ended August 3,
  1996                     --                    --                --            (6,354)            --               (6,354)


Unrealized
 Holding Loss
 Adjustment                 --                   --                --                --           (149)               (149)
                           ---              -------           -------           -------          ------            --------


Balance, August 3,
 1996 (unaudited)          $58              $20,000           $62,273           $79,419          ($111)            $161,639
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

         The Company's results of operations for the thirteen and twenty-six weeks ended August 3, 1996 are not necessarily indicative of the operating results for the full year.

         Certain reclassifications have been made to the financial statements of the prior year to conform with the classification used for fiscal 1996.

2.       NET LOSS PER SHARE

         Net loss per share data were computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995. Common stock equivalents include outstanding stock options. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and were not included in the calculation of primary net loss per share for the periods ended August 3, 1996 and July 29, 1995. The Company's Convertible Preferred Stock issued on April 5, 1996 also did not qualify as a Common Stock equivalent at the time of issue. For the purpose of computing fully diluted net loss per share, the assumed conversion of such debentures would have an anti-dilutive effect on fully diluted loss per share for the thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995. With respect to the Convertible Preferred Stock, conversion of such preferred stock would have an anti-dilutive effect on the calculation of fully diluted loss per share for the thirteen and twenty-six weeks ended August 3, 1996.

3.       CONVERTIBLE PREFERRED STOCK

         On April 5, 1996, the Company issued 149,999 shares of Series A Convertible Preferred Stock, $100 par value ("Series A Preferred Stock") and 50,001 shares of Series B Convertible Preferred Stock, $100 par value ("Series B Preferred Stock") at par value. Said shares of Convertible Preferred Stock were sold to Prudential Private Equity Investors III, L.P. for $20,000,000. The proceeds from the sale of the Series A and Series B Preferred Stock were used to prepay $2,625,000 of the 10.5% Senior Notes due 1998 and $15,000,000 of the 9.53% Senior Notes due 2001. The balance of the proceeds are being used for general corporate purposes. Expenses of the private placement were charged to Additional Paid-in Capital. Series A Preferred Stock and Series B Preferred Stock are convertible to Common Stock at a conversion price of $6.25 per share. Series A Preferred Stock is convertible to 2,399,984 shares of common stock and has voting rights equivalent to the same number of common shares. Series B Preferred stock is convertible to 800,016 shares of common stock but has no voting rights. Both Series A Preferred Stock and Series B Preferred Stock receive a dividend of 5.05% payable annually. Series A Preferred Stock and Series B Preferred stock did not qualify as a common stock equivalent the time of issue.


         Robert Knox, a Director of the Company, is a limited partner in Prudential Private Equity Investors III, L.P.


4. AMENDMENT AND EXTENSION OF THE CREDIT AGREEMENT - On May 23, 1996, the Company amended and extended its $40,000,000 unsecured credit agreement by entering into an Amended and Restated Credit Agreement ("Credit Agreement") with a group of banks. The Credit Agreement includes a sub-allocation of $30,000,000 for letters of credit. Borrowings under the Credit Agreement bear a base rate interest of either (1) higher of the prime rate or Federal Funds Rate plus 1/2% or (2) an Adjusted Eurodollar Rate based on LIBOR. The amended Credit Agreement requires maintenance of certain earnings and fixed charge coverage ratios. The interest rate is adjusted by from 1.4% to 2.5% depending on the ratio of consolidated indebtedness to pre-tax cash earnings. The Credit Agreement terminates on May 22, 1998.

5. NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company has adopted this new Statement in the first quarter of Fiscal 1996 and the adoption has had no material effect on reported earnings for the thirteen and twenty-six weeks ended August 3, 1996.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED AUGUST 3, 1996 IN COMPARISON WITH THIRTEEN WEEKS ENDED JULY 29, 1995.

     Net sales for the thirteen weeks ended August 3, 1996, were $92,727,000, an increase of $4,056,000 (4.6%) over net sales of $88,671,000 for the thirteen weeks ended July 29, 1995. The increase in net sales was primarily attributable to the increase in the number of stores open in Fiscal 1996 compared to the prior year. With respect to comparable store sales, sales for the thirteen weeks ended August 3, 1996 declined 0.8% compared to the thirteen weeks ended July 29, 1995. On August 3, 1996, there were 643 stores open compared to 618 stores open on July 29, 1995, an increase of 25 stores (4.0%). During the thirteen weeks ended August 3, 1996, the Company opened three new stores and closed one store.


     Gross profit for the thirteen weeks ended August 3, 1996, was $21,878,000, or 23.6% as a percent of sales. The comparable gross profit for the thirteen weeks ended July 29, 1995 was $22,745,000 or 25.7% as a percent of sales. The decline in gross profit was $867,000 and 2.1% point as a percent of sales. The reduction in gross profit dollars and margin was attributable to several factors. There was an increase in the proportion of lower gross margin producing outlet stores within the Company. There also was an increased use of promotional pricing as a competitive marketing strategy. Finally, gross profit was adversely impacted by the under-absorption of fixed occupancy costs given the experienced decline in comparable store sales.

     Selling, general and administrative expenses for the thirteen weeks ended August 3, 1996, increased $1,227,000, a 5.0% increase over the thirteen weeks ended July 29, 1995. As a percent of sales, selling, general and administrative expenses for the second quarter of Fiscal 1996 were 27.9%, a 0.1% point increase compared to the rate of 27.8% for the thirteen weeks ended July 29, 1995. The addition of 25 stores over the prior year incrementally increased operating expenses. Additionally, the Company received fewer vendor allowance dollars given its experienced increase in directly sourced and imported merchandise.

     Other expenses at $818,000 for the thirteen weeks ended August 3, 1996, decreased $464,000 from $1,282,000 reported for the same period of the prior year. As a percent of sales, other expenses were 0.9% for the period compared to 1.4% for the same period last year. Interest expense declined $632,000 from the prior year due to the prepayment of $17,625,000 of senior notes payable during the first quarter of Fiscal 1996 and the repayment of $3,750,000 of senior notes payable during the third quarter of Fiscal 1995. Interest income for the thirteen weeks ended August 3, 1996 was $369,000, a decrease of $137,000 caused by the reduction in the year-to-year average balance of marketable securities.


TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 IN COMPARISON WITH TWENTY-SIX WEEKS ENDED JULY 29, 1995

     Net sales for the twenty-six week period ended August 3, 1996 increased $8,732,000 to $177,719,000, or 5.2 % over net sales of $168,987,000 for the twenty-six weeks ended July 29, 1995. This increase was primarily attributable to the increase in the number of stores open during the current fiscal year compared to the prior fiscal year. Comparable store sales for the twenty-six weeks ended August 3, 1996 declined 0.8% from the comparable twenty-six week period for fiscal 1995. As of August 3, 1996 the Company operated 643 stores compared to 618 stores open as of July 29, 1995 an increase of 4.0%. During the twenty-six week period ended August 3, 1996, the Company has opened 5 stores and closed 4 stores, a net increase of 1 store for the fiscal year to date. Renovations and relocation of several stores coupled with the net addition of one store has increased the Company's total retail selling space approximately 4,000 square feet to 2,408,000 at August 3, 1996.

     Gross profit for the twenty-six weeks ended August 3, 1996 was $42,492,000, 23.9% as a percent of sales which is $493,000 and 1.5% point below the gross profit of $42,985,000 reported for the twenty-six week period ended July 29, 1995. Gross profit performance compared to the prior year has been adversely impacted by the same issues as effected results in the thirteen weeks ended August 3, 1996. There was a greater proportion of lower gross margin producing outlet stores, increased use of promotional marketing strategies and an under-absorption of fixed occupancy costs given the experienced decline in comparable store sales.

     Selling, general and administrative expenses for the twenty-six week period ended August 3, 1996 were $51,361,000, 28.9% as a percent of sales, a $3,447,000 increase over the twenty-six weeks ended July 29, 1995 and a 0.5% point increase as a percent of sales. This increase was due to additional store operating expenses from the twenty-five additional stores over the prior year. Additionally, vendor allowance support declined compared to the prior year due to the increase in directly sourced and imported merchandise.

     Other expenses for the twenty-six week period ended August 3, 1996 decreased by $306,000 to $1,901,000. As a percent of sales, other expenses for year to date 1996 were 1.1%, a 0.2% point decline. Interest expense declined $714,000 from the prior year reflecting the prepayment of $17,625,000 of senior notes payable in the first quarter of fiscal 1996 and the repayment of $3,750,000 of senior notes payable during the third quarter of 1995. Interest income for the twenty-six weeks ended August 3, 1996 decreased $374,000 from the prior year due to the reduction in the year-to-year balance in marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents have increased by $6,460,000 during the twenty-six weeks ended August 3, 1996. This compared to a $4,834,000 cash reduction for the same period for fiscal 1995. Operating activities utilized $7,193,000 in cash which was $3,300,000 less than last year. While the net loss for the year to date required $2,144,000 more of cash and the incremental increase in accounts receivable of $4,089,000 reduced cash flow, the increase merchandise inventories was $5,062,000 less than the prior year due to fewer new stores. The other major factor impacting operating cash flow was accounts payable, accrued expenses and taxes other than income which increased by $5,008,000 more than the prior year as the proportion of imported merchandise stabilized. Investing activities produced $5,876,000 more in cash as capital expenditures declined by $5,906,000 from the prior year. Finally, investing activities produced $2,108,000 more cash than the prior year related to the sale of the Convertible Preferred Stock net of the prepayment of Senior Notes Payable.

   As disclosed in Note 3 to the Consolidated Financial Statements, the Company issued convertible preferred stock for $20,000,000. The proceeds of the issuance net of $500,000 of expenses were used to prepay $15,000,000 of the 9.53% senior notes due 2001 and $2,625,000 of the 10.5% senior notes payable due 1998. On September 3, 1996, the Company paid the remaining outstanding balance of $2,625,000 of the 10.5% senior notes due 2001. The total payment made was $2,808,000 which represented the scheduled principal payment of $1,500,000, a principal prepayment of $1,125,000, scheduled interest of $138,000 and a premium of $45,000. Capital expenditures for the twenty-six weeks ended August 3, 1996 were $3,907,000 compared to $9,813,000 for the comparable prior year period. Capital expenditures were primarily for the construction of and fixtures for five new stores and the remodeling and renovation of stores. For the comparable period of fiscal 1995, the Company constructed sixteen new stores.

     As disclosed in Note 4 to the Consolidated Financial Statements, on May 23, 1996, the Company entered into an Amended and Restated Credit Agreement which provided for borrowings up to $40,000,000. The unsecured credit agreement established a sub- allocation of $30,000,000 for letters of credit. The term of the agreement was extended from November 1996, to May 22, 1998.

                         PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

          None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LECHTERS, INC.



                                          By: /s/ John W. Smolak
                                              ---------------------------
                                                John W. Smolak
                                                Senior Vice President and
                                                Chief Financial Officer



Date: September 17, 1996

                                EXHIBIT INDEX


EXHIBIT NO.                                  DESCRIPTION

   27                                  FINANCIAL DATA SCHEDULE