Form 10-Q
period 1996-11-02
LECHTERS INC
filed 1996-12-16
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended November 2, 1996 COMMISSION FILE NO. 0-17870


                                 LECHTERS, INC.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW JERSEY                   No. 13-2821526
STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
INCORPORATION                                IDENTIFICATION NO.)

  1 Cape May Street, Harrison, NEW JERSEY    07029
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

Registrant's telephone number, including area code:    (201) 481-1100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                        YES  X  NO


The number of shares of the Registrant's common stock, without par value, outstanding at December 16, 1996: 17,155,086:

                         LECHTERS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR QUARTER ENDED NOVEMBER 2, 1996
                                      INDEX


                                                                  PAGE NO.

PART I.   Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               November 2, 1996 and February 3, 1996                1

               Consolidated Statements of Income
               for the Thirteen and Thirty-Nine Weeks Ended
               November 2, 1996 and October 28, 1995                2

               Consolidated Statements of Cash Flows
               for the Thirty-Nine Weeks Ended
               November 2, 1996 and October 28, 1995                3


               Consolidated Statement of Shareholders'
               Equity for the Thirty-Nine Weeks Ended
               November 2, 1996                                     4

               Notes to Consolidated Financial Statements          5-7

       Item 2. Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                          8-10


PART II.  Other Information

       Item 6. Exhibits and Reports                               11

                      LECHTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

             (Amounts in thousands, except share and per share amounts)

                                           November 2,    	February 3,
                                           1996        		1996
                    A S S E T S            (unaudited)
           Current Assets:
           Cash and Cash Equivalents       $  7,514    		$4,234
           Available for Sales Securities  11,626      		37,606
           Accounts Receivable             11,205      		5,573
           Merchandise Inventories         145,845     		109,898
           Prepaid Expenses                12,068		5,519

           Total Current Assets            188,258     		162,830

	   Property and Equipment:
           Fixtures and Equipment          66,533      		64,688
           Leasehold Improvements          102,201     		100,840
                                           168,734     		165,528
           Less Accumulated Depreciation
           & Amortization   		   70,852      		60,446
                  			   97,882     		105,082
           Other Assets                    4,416       		4,400

           Total Assets                    $290,556    		$272,312

           LIABILITIES AND SHAREHOLDERS'
                       EQUITY
           Current Liabilities
           Accounts Payable		   $ 32,785    		$  7,827
           Salaries, Wages and Other
             Accrued Expenses       	   14,197      		13,546
           Taxes, Other Than Income Taxes  2,091       		1,591
           Federal and State Income Taxes  367         		753
           Current Portion Long-Term Debt  -          		3,000

           Total Current Liabilities       49,440     		26,717
           Long-term Debt
           Senior Notes Payable            -           		17,250
           5% Convertible Subordinated
             Debentures due September 27,
             2001 (Net of Unamortized
             Discount of $6,421 and
             $7,212, respectively)	   58,579      		57,788
           Total Long-Term Debt            58,579      		75,038

           Deferred Income Taxes and       22,399      		21,915
           Other Deferred Credits
           Shareholders' Equity:
           Convertible Preferred Stock,
           $100 Par Value
              Authorized 1,000,000
              Shares, Issued and
              Outstanding - Series A -
              149,999 Shares; Series B -
              50,001 Shares   		   20,000      		--

           Common Stock, Without Par
           Value, Authorized 50,000,000
           Shares, Issued and Outstanding
           17,155,086 and 17,155,086
           Shares, Respectively      	   58          		58

           Unrealized Holding (Loss) Gain
             on Available for Sales
             Securities         	   (47)        		38
           Additional Paid-in Capital      62,273      		62,773
           Retained Earnings               77,854      		85,773

           Total Shareholders' Equity      160,138     		148,642
           Total Liabilities and           $290,556    		$272,312
           Shareholders' Equity

           See accompanying notes to consolidated financial statements.
                                      - 1 -

                   LECHTERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
       (Amounts in thousands, except share and per share data)


                             Thirteen Weeks   		Thirty-Nine Weeks
                             Ended               	Ended
                             November 2,   October 28, 	November 2,  	October 28,
                             1996     	   1995      	1996      	1995
                                  (unaudited)         	       (unaudited)
    Net Sales                $98,495       $95,148     $276,214         $264,135
    Cost of Goods Sold
    (including occupancy
       and indirect costs)   73,178   	   70,298   	208,405  	196,300
    Gross Profit             25,317   	   24,850   	67,809   	67,835
    Selling, General and
       Administrative        27,085   	   25,142   	78,446   	73,056
    Expenses
    Operating Loss           (1,768)  	   (292)    	(10,637) 	(5,221)
    Other Expenses
    (Income):
    Interest Expense         1,177    	   1,603    	3,919    	5,059
    Interest Income          (307)    	   (313)    	(1,152)  	(1,532)
    Loss (Gain) on Sale of
      Government Securities  15       	   (23)     	19       	(53)
    Total Other Expenses
      (Income)    	     885           1,267        2,786     	3,474
    Loss Before Income
      Taxes    		     (2,653)  	   (1,559)  	(13,423) 	(8,695)
    Income Tax Benefit       (1,088)       (638)        (5,504)  	(3,564)

    Net Loss                 ($1,565)      ($921)    	($7,919) 	($5,131)

    Net Loss Per Share       ($0.09)       ($0.05)      ($0.46)  	($0.30)

    Weighted Average Common
    Shares Outstanding       17,156,000	   17,238,000  	17,247,000 	17,322,000


    See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Amounts in thousands)

                                        Thirty-Nine Weeks Ended
                                       November 2,  		October 28,
                                       1996         		1995
                                                  (unaudited)
      Cash Flows From Operating
      Activities:
      Net Loss                         ($7,919)     		($5,131)
      Adjustments to Reconcile Net
      Loss to Net
         Cash (Used In) Provided By
      Operating Activities:
      Depreciation and Amortization    12,609       		11,876
      Straight Line Rent               625          		648
      Other                            1,256        		367
      Changes in Assets and
      Liabilities:
      Increase in Accounts Receivable  (5,632)      		(1,487)
      Increase in Merchandise
      Inventories          	       (35,947)     		(50,535)
      Increase in Prepaid Expenses     (6,074)      		(7,188)
      Increase in Accounts Payable,
        Accrued Expenses and Taxes
        Other Than Income Taxes        26,109       		19,219
      Decrease in Income Taxes
        Payable         		(861)        		(266)
      Decrease (Increase) in Other
        Assets        			152         	  	(21)

      Net Cash Used In Operating
      Activities       			(15,682)     		(32,518)

      Cash Flows From Investing
      Activities:
      Capital Expenditures             (6,624)      		(16,530)
      Decrease in Available for Sale
           Securities                   25,836       		38,432

      Net Cash Provided by
        Investing Activities           19,212       		21,902

      Cash Flows From Financing
      Activities:
      Issuance of Preferred Stock      20,000       		--
      Payment of Senior Notes Payable  (20,250)     		(3,750)
      Exercise of Stock Options        --  	    		350


      Net Cash Used In Financing
        Activities                     (250)   			(3,400)

      Net Increase (Decrease) in Cash
        and Cash Equivalents           3,280        		(14,016)

      Cash and Cash Equivalents,
        Beginning of Period            4,234     		14,774

      Cash and Cash Equivalents, End
        of Period			$7,514       		$    758

      Supplemental Disclosure of Cash
      Flows Information:

      Non Cash Investing Activities:

      Unrealized Holding (Loss) Gain
      Adjustment                       ($   144)    		$       41
        on Available for Sale
      Securities
      Cash Paid During the Period
      for:
      Interest                         $ 4,546      		$ 4,931

      Income Taxes Paid/(Refunded)     $    847     		($1,001)

      See accompanying notes to consolidated financial statements.
                                      - 3 -

                     LECHTERS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         (Amounts in thousands)

                   Common   	Preferred 	Additional    		Unrealized
                   Stock   	Stock     	Paid-In       Retained  Holding
                   Issued   	Issued    	Capital       Earnings  Gain (Loss)    Total


Balance,
February 3, 1996   $58       	$ --       	$62,773       $85,773   $  38    	$148,642

Issuance of
Preferred Stock
Net of Issuance
Expenses	   --        	20,000   	(500)     	--        --       	19,500

Net Loss Thirty-
Nine Weeks Ended
November 2, 1996   --        	--       	--        	(7,919)   --       	(7,919)

Unrealized
Holding Loss
   Adjustment       --        	--       	--        	--    	  (85)          (85)

Balance,
November 2, 1996
   (unaudited)	   $58       	$20,000  	$62,273   	$77,854   ($47)    	$160,138


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

     The Company's results of operations for the thirteen and thirty-nine weeks ended November 2, 1996 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1996.

2.   NET LOSS PER SHARE

     Net loss per share data were computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995. Common stock equivalents include outstanding stock options. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and were not included in the calculation of primary net loss per share for the periods ended November 2, 1996 and October 28, 1995. The Company's Convertible Preferred Stock issued on April 5, 1996 also did not qualify as a Common Stock equivalent at the time of issue. For the purpose of computing fully diluted net loss per share, the assumed conversion of such debentures would have an anti-dilutive effect on fully diluted loss per share for the thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995. With respect to the Convertible Preferred Stock, conversion of such preferred stock would have an anti-dilutive effect on the calculation of fully diluted loss per share for the thirteen and thirty-nine weeks ended November 2, 1996.

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

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted this new Statement in the first quarter of Fiscal 1996.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 IN COMPARISON WITH THIRTEEN WEEKS ENDED OCTOBER 28, 1995.

     Net Sales for the thirteen weeks ended November 2, 1996 increased $3,347,000 (+3.5%) to $98,495,000 versus sales of $95,148,000 for the comparable period last year which ended on October 28, 1995. On a comparable store basis, sales for the third quarter of Fiscal 1996 were flat compared to last year. The increase in total sales was attributable to new stores opened in Fiscal 1996 compared to the prior year. On November 2, 1996, the Company operated 647 permanent stores compared to 635 stores in operation at October 28, 1995, an increase of 12 stores (+1.9%). The Company also had 6 temporary "Holiday Express" stores in operation for a portion of the third quarter of Fiscal 1996. During the thirteen weeks ended November 2, 1996, the Company opened 4 stores.


     Gross profit for the thirteen weeks ended November 2, 1996 increased $467,000 to $25,317,000. The corresponding gross margin of 25.7% was 0.4 of a percentage point below that of the third quarter a year ago. Initial margins produced by sales were flat year over year as the additional mark-on resulting from the Company's import program and a favorable mix in products sold were offset by an increase in merchandise markdowns. The increase in markdown activity reflected the competitive nature of the marketplace and the impact of the Company's new advertising programs which was initiated in August. Consequently, the quarter versus quarter decline in margin was attributable to Rent, Occupancy, and Indirect Costs which included the expense of 12 additional stores over the third quarter of last year and the impact of scheduled increases in existing leases.

     Selling, General and Administrative Expense for the thirteen weeks ended November 2, 1996 increased $1,943,000 (+7.7%) to $27,085,000. At 27.5% of sales, they were 1.1% point above that of the third quarter a year ago. The dollar increase is primarily attributable to the operating expenses of the aforementioned 12 additional stores, an increase in advertising expenditures and a reduction in vendor support associated with the Company's import program. Additionally, during the third quarter the Company identified certain long-term store operating assets which fall under the provisions of Statement of Financial Accounting Standards (SFAS) 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. (See Note 5). A provision in the amount of $370,000 was recorded in the third quarter to reflect this potential impairment. The Company will re-evaluate these assets and adjust the provision accordingly. As required by SFAS 121, the final impairment adjustments, if material, will be disclosed in the footnotes to the annual report.

     Other Expense decreased by $382,000 to $885,000, primarily due to the reduction in Interest Expense. Since the third quarter a year ago, the Company has repaid or prepaid the entire $20,250,000 principal balance of its Senior Notes Payable including $2,625,000 paid in the third quarter this year.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 IN COMPARISON WITH THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995

     Sales for the thirty-nine weeks ended November 2, 1996 were $276,214,000, a 4.6% increase over the thirty-nine week period ended October 28, 1995. Year to date, chain comparable store sales have declined 0.5%. The increase in sales was primarily attributable to the increase in stores open during the current fiscal year compared to the number of stores open for the same period of the prior year. As of November 2, 1996 there were 647 permanent stores compared to 635 stores for the prior year, an increase of 12 stores (+1.9%). During Fiscal Year 1996, the Company has opened nine stores and closed four stores for a net increase of 5 stores over 642 stores open at February 3, 1996, the end of Fiscal Year 1995. The Company also opened 6 "Holiday Express" temporary locations during the third quarter of Fiscal 1996.

     Gross Profit for the thirty-nine weeks ended November 2, 1996 decreased $26,000 to $67,809,000 from the $67,835,000 for the comparable year to date for the prior year. As a percent of Net Sales, Gross Profit declined 1.2% point to 24.5% compared to 25.7% for the prior year. Initial margins produced by sales were eroded by additional price reductions required by the highly competitive retail marketplace and by the promotional strategies implemented by the Company to stimulate sales. Gross Profit was further eroded as fixed occupancy costs grew due to the net addition of stores and scheduled rent increases. The latter cost increase was under absorbed given the experienced decline in the year to date comparable store sales.

     Selling, General, and Administrative Expenses for the thirty-weeks ended November 2, 1996 increased $5,390,000 to $78,446,000 from $73,056,000. Selling,
General and Administrative Expenses totaled 28.4% of Net Sales which was 0.7% point higher than the prior year. Expense increases were caused by the additional stores, increased advertising expenditures and a reduction in vendor expense support due to the increased proportion of direct import merchandise.
As previously disclosed, the provision for impaired assets also increased expense over the prior year.

     For the thirty-nine weeks ended November 2, 1996, Other Expenses (Income) declined $688,000 to $2,786,000 from $3,474,000 for the comparable period for the prior year. As a percent of sales, Other Expenses (Income) was 1.0% for the year to date, a 0.3% point decline from the prior year. Interest Expense for the year to date decreased $1,140,000 from last year due to the prepayment and repayment of $20,250,000 in Senior Notes Payable which were outstanding at October 28, 1995. The prepayment of $17,625,000 occurred in the first quarter of Fiscal Year 1996 and the remaining Senior Notes Payable were retired during the third quarter of Fiscal 1996. The reduction in interest expense was partially offset by a $380,000 decline in interest income which was due to the reduction in the year to year balance of Available for Sale Securities.

LIQUIDITY AND CAPITAL RESOURCES

     Analysis of the Consolidated Statement of Cash Flow indicates that for the thirty-nine weeks ended November 2, 1996 the Company's cash increased by $3,280,000 from the balance at the beginning of Fiscal 1996. For the comparable period of Fiscal 1995 cash decreased by $14,016,000 from the beginning of the year. On an incremental basis during the thirty-nine weeks ended November 2, 1996, the Company's cash flow was $17,296,000 higher than the prior year. The increased cash flow was produced by a reduction in the Net Cash Used in Operating Activities of $16,836,000 from the prior year. While the Net Loss required $2,788,000 of additional cash over the prior year's Net Loss and the Accounts Receivable increase required $4,145,000 of additional cash over last year, inventory growth was $14,588,000 less than last year. Additionally, the inventory growth was primarily financed by normal trade payables whose increase was $6,890,000 higher than last year. Investing activities provided $2,690,000 less cash than the prior year. Capital Expenditures utilized $9,906,000 less cash than last year while the decrease in Available for Sales Securities which provides cash was $12,596,000 less than the prior year. Financing Activities required $3,150,000 less cash than the prior year. As shown, the issuance of Convertible Preferred Stock generated $20,000,000 in cash while the prepayment and repayment of Senior Notes Payable used $20,250,000, a net use of $250,000. Last year there was a net use of $3,400,000 from financing activities primarily due to the scheduled repayment of $3,750,000 of Senior Notes Payable.

     Capital Expenditures of $6,624,000 for the thirty-nine weeks ended November 2, 1996 primarily consisted of the construction of and fixtures for nine stores opened and five stores which are to be opened during the month of November 1996.

     As disclosed in Note 4 to the Consolidated Financial Statements, on May 23, 1996, the Company entered into an Amended and Restated Credit Agreement which provided for borrowings up to $40,000,000. The unsecured credit agreement established a sub-allocation of $30,000,000 for letters of credit. The term of the agreement was extended from November 1996, to May 22, 1998. As of November 2, 1996 there have been no borrowings under the Amended and Restated Credit Agreement.

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



Date: December 16, 1996