Form 10-Q/A
period 1996-06-04
LECHTERS INC
filed 1997-05-02
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON DC 20549

                     AMENDMENT NO. 1 TO FORM 10-Q

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


                                                              PAGE NO.

PART I.   Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               May 4, 1996 and February 3, 1996                  1

               Consolidated Statements of Income
               for the Thirteen Weeks Ended
               May 4, 1996 and April 29, 1995                       2

               Consolidated Statements of Cash Flows
               for the Thirteen Weeks Ended
               May 4, 1996 and April 29, 1995                       3


               Consolidated Statement of Shareholders'
               Equity for the Thirteen Weeks Ended
               May 4, 1996                                          4

               Notes to Consolidated Financial Statements          5-7

                      LECHTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

             (Amounts in thousands, except share and per share
                                 amounts)

                                            May 4,     February
                                              1996        3,
                                                          1996
                    A S S E T S            (unaudite
                                              d)
           Current Assets:
           Cash and Cash Equivalents       $ 14,334    $
                                                       4,234
           Marketable Securities           22,748      37,606
           Accounts Receivable             7,961       5,573
           Merchandise Inventories         120,042     109,898
           Prepaid Expenses
                                           8,391       5,519

           Total Current Assets            173,476     162,830
           Property and Equipment:
           Fixtures and Equipment          65,242      64,688
           Leasehold Improvements           101,234     100,840
                                           166,476     165,528
           Less Accumulated Depreciation      63,789      60,446
           & Amortization
                                            102,687    105,082
           Other Assets
                                           4,719       4,400
           Total Assets                    $280,882    $272,312

           LIABILITIES AND SHAREHOLDERS'
                       EQUITY
           Current Liabilities
           Accounts Payable                $ 17,150    $  7,827
           Salaries, Wages and Other       13,774      13,546
           Accrued Expenses
           Taxes, Other Than Income Taxes  2,483       1,591
           Federal and State Income Taxes  431         753
           Current Portion Long-Term Debt
                                           1,500       3,000

           Total Current Liabilities          35,338     26,717
           Long-Term Debt
           Senior Notes Payable            1,125       17,250
           5% Convertible Subordinated
           Debentures
              due September 27, 2001 (Net
           of Unamortized                  58,047      57,788
              Discount of $6,953 and
           $7,212, respectively)
           Total Long-Term Debt              59,172      75,038

           Deferred Income Taxes and       21,949      21,915
           Other Deferred Credits
           Shareholders' Equity:
           Convertible Preferred Stock,
           $100 Par Value
              Authorized 1,000,000
           Shares,
              Issued and Outstanding -
           Series A - 149,999
              Shares; Series B - 50,001    20,000      --
           Shares
           Common Stock, Without Par
           Value,
              Authorized 50,000,000
           Shares,
              Issued and Outstanding
           17,155,086
              and 17,155,086 Shares,       58          58
           Respectively
           Unrealized Holding (Loss) Gain
           on Available
              for Sales Securities         (155)       38
           Additional Paid-In Capital      62,273      62,773
           Retained Earnings
                                           82,247      85,773
           Total Shareholders' Equity        164,423     148,642
           Total Liabilities and           $280,882    $272,312
           Shareholders' Equity

           See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
      (Amounts in thousands, except share and per share amounts)

                                            Thirteen Weeks Ended
                                             May 4,     April 29,
                                               1996        1995
    Net Sales                              $ 84,992    $ 80,316

    Cost of Goods Sold (including
       occupancy and indirect costs)       64,378      60,076

        Gross Profit                       20,614      20,240

    Selling, General and
       Administrative Expenses             25,508      23,288

    Operating Loss                         (4,894)     (3,048)

    Other Expenses (Income):

    Interest Expense                       1,556       1,638

    Interest Income                        (476)       (713)

    Loss  on Sale of   Government
       Securities                                   3          -
                                                       -

    Total Other Expenses                     1,083           925

    Loss Before Income Taxes               (5,977)     (3,973)

    Income Tax Benefit                      (2,451)     (1,629)

    Net Loss                               (3,526)     (2,344)

    Preferred Stock Dividend Requirement          84            -
                                                       -

    Net Loss Applicable to Common          ($ 3,610)   ($2,344)
    Shareholders

    Net (Loss) Per Common Share             ($0.21)     ($0.13)

    Weighted Average Shares Outstanding    17,155,000  17,416,000


    See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Amounts in thousands)

                                          Thirteen Weeks Ended
                                          May 4,     April 29,
                                            1996         1995
                                              (unaudited)
      Cash Flows From Operating
      Activities:
      Net (Loss)                       ($3,526)     ($2,344)
      Adjustments to Reconcile Net
      Loss to Net
         Cash (Used In) Provided By
      Operating Activities:
      Depreciation and Amortization    4,136        3,819
      Other                            136          (89)
      Changes in Assets and
      Liabilities:
      Increase in Accounts Receivable  (2,388)      (698)
      Increase in Merchandise          (10,144)     (13,528)
      Inventories
      Increase in Prepaid Expenses     (2,872)      (3,102)
      Increase in Accounts Payable,
           Accrued Expenses and Taxes
        Other                          10,443       8,227
           Than Income Taxes
      Decrease in Income Taxes         (322)        (223)
      Payable
      Increase in Other Assets               (364)         (232)

      Net Cash Used In Operating       (4,901)      (8,170)
      Activities

      Cash Flows From Investing
      Activities:
      Capital Expenditures             (1,905)      (4,700)
      Decrease in Available for Sale
           Securities                   14,531       4,374

      Net Cash Provided By (Used In)
        Investing Activities           12,626       (326)

      Cash Flows From Financing
      Activities:
      Issuance of Preferred Stock      20,000       ---
      Payment of Senior Notes Payable  (17,625)     ---
      Exercise of Stock Options                  -      211
                                       -

      Net Cash Provided by Financing
        Activities                          2,375       211

      Net Increase (Decrease) in Cash
      and                              10,100       (8,285)
        Cash Equivalents
      Cash and Cash Equivalents,
      Beginning of                        4,234     14,774
         Period

      Cash and Cash Equivalents, End   $14,334      $  6,489
      of Period

      Supplemental Disclosure of Cash
      Flows
        Information:

      Non Cash Investing Activities:

      Unrealized Holding (Loss) Gain
      Adjustment                       ($   263)    $    227
        on Available for Sale
      Securities
      Cash Paid During the Period
      for:
      Interest                         $ 1,074      $   481

      Taxes                            $    322     $     43

      See accompanying notes to consolidated financial statements.

                     LECHTERS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         (Amounts in thousands)

                  Common   Preferre Addition            Unrealiz
                  Stock       d        al     Retained     ed
                   Issued   Stock    Paid-In  Earnings  Holding    Total
                             Issued  Capital              Gain
                                                         (Loss)
Balance,         $58       $        $62,773   $85,773   $  38    $148,642
February 3, 1996           --

Issuance of
Preferred Stock  --        20,000   (500)     --        --       19,500
   Net of
Issuance
Expenses

Net Loss
Thirteen Weeks   --        --       --        (3,526)   --       (3,526)
   Ended May 4,
1996

Unrealized
Holding Loss        --                                    (193)
   Adjustment              --       --        --                 (193)

Balance, May 4,
1996             $58       $20,000  $62,273   $82,247   ($155)   $164,423
   (unaudited)


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

     The Company's results of operations for the thirteen weeks ended May 4, 1996 are not necessarily indicative of the operating results for the full year.

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

3.   CONVERTIBLE PREFERRED STOCK

     On April 5, 1996, the Company issued 149,999 shares of Series A Convertible Preferred Stock, $100 par value ("Series A Preferred Stock") and 50,001 shares of Series B Convertible Preferred Stock, $100 par value ("Series B Preferred Stock") at par value. Said shares of Convertible Preferred Stock were sold to Prudential Private Equity Investors III, L.P. for $20,000,000. The proceeds from the sale of the Series A and Series B Preferred Stock were used to prepay $15,000,000 of the 9.53% Senior Notes due 2001 and $2,625,000 of the 10.5% Senior Notes due 1998. The balance of the proceeds are being used for general corporate purposes. Expenses of the private placement were charged to Additional Paid-In Capital. Series A Preferred Stock and Series B Preferred Stock are convertible to Common Stock at a conversion price of $6.25 per share. Series A Preferred Stock is convertible to 2,399,984 shares of common stock and has voting rights equivalent to the same number of common shares. Series B Preferred Stock is convertible to 800,016 shares of common stock but has no voting rights. Both Series A Preferred Stock and Series B Preferred Stock receive a dividend of 5.05% payable annually. Series A Preferred Stock and Series B Preferred Stock did not qualify as common stock equivalents at the time of issue.

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

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," that establishes a fair value method of accounting and reporting for stock-based employee compensation plans. Under the fair value method, compensation cost is recognized over the service period, which is usually the vesting period. The statement encourages but does not require adoption of the fair value method. As provided for in the Statement, the Company will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and make the appropriate disclosures in its fiscal 1996 annual report footnotes.

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