Form 10-Q/A
period 1996-08-03
LECHTERS INC
filed 1997-05-02
CIK 798186

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

               Consolidated Balance Sheets
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

                                           August 3,   February
                                              1996        3,
                                                          1996
                    A S S E T S            (unaudite
                                              d)
           Current Assets:
           Cash and Cash Equivalents       $  10,694   $
                                                       4,234
           Marketable Securities           22,169      37,606
           Accounts Receivable             10,102      5,573
           Merchandise Inventories         118,959     109,898
           Prepaid Expenses                   11,195
                                                       5,519

           Total Current Assets            173,119     162,830
           Property and Equipment:
           Fixtures and Equipment          66,057      64,688
           Leasehold Improvements           101,677     100,840
                                           167,734     165,528
           Less Accumulated Depreciation      67,534      60,446
           & Amortization
                                            100,200    105,082
           Other Assets
                                           4,996       4,400
           Total Assets                    $278,315    $272,312

           LIABILITIES AND SHAREHOLDERS'
                       EQUITY
           Current Liabilities
           Accounts Payable                $ 15,696    $  7,827
           Salaries, Wages and Other       15,952      13,546
           Accrued Expenses
           Taxes, Other Than Income Taxes  1,858       1,591
           Federal and State Income Taxes  88          753
           Current Portion Long-Term Debt      2,625
                                                       3,000

           Total Current Liabilities          36,219     26,717
           Long-Term Debt
           Senior Notes Payable            -           17,250
           5% Convertible Subordinated
           Debentures
              due September 27, 2001 (Net
           of Unamortized                  58,311      57,788
              Discount of $6,689 and
           $7,212, respectively)
           Total Long-Term Debt              58,311      75,038

           Deferred Income Taxes and       22,146      21,915
           Other Deferred Credits
           Shareholders' Equity:
           Convertible Preferred Stock,
           $100 Par Value
              Authorized 1,000,000
           Shares,
              Issued and Outstanding -
           Series A - 149,999
              Shares; Series B - 50,001    20,000      --
           Shares
           Common Stock, Without Par
           Value,
              Authorized 50,000,000
           Shares,
              Issued and Outstanding
           17,155,086
              and 17,155,086 Shares,       58          58
           Respectively
           Unrealized Holding (Loss) Gain
           on Available
              for Sale Securities          (111)       38
           Additional Paid-In Capital      62,273      62,773
           Retained Earnings
                                           79,419      85,773
           Total Shareholders' Equity        161,639     148,642
           Total Liabilities and           $278,315    $272,312
           Shareholders' Equity

           See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
      (Amounts in thousands, except share and per share amounts)


                               Thirteen Weeks   Twenty-Six Weeks
                                  Ended               Ended
                             August    July     August   July 29,
                               3,       29,       3,
                               1996     1995      1996      1995
                               (unaudited)         (unaudited)
    Net Sales                $        $        $        $
                             92,727   88,671   177,719  168,987
    Cost of Goods Sold
    (including               70,849   65,926   135,227  126,002
       occupancy and
    indirect costs)

          Gross Profit       21,878   22,745   42,492   42,985

    Selling, General and
       Administrative        25,853   24,626   51,361   47,914
    Expenses
    Operating Loss           (3,975)  (1,881)  (8,869)  (4,929)
    Other Expenses
    (Income):
        Interest Expense     1,186    1,818    2,742    3,456
        Interest Income      (369)    (506)    (845)    (1,219)
        Loss (Gain) on Sale
    of
           Government        1        (30)     4        (30)
    Securities

    Total Other Expenses                         1,901     2,207
    (Income)                 818      1,282

    Loss Before Income       (4,793)  (3,163)  (10,770) (7,136)
    Taxes

    Income Tax Benefit                          (4,416)  (2,926)
                             (1,965)  (1,297)

    Net Loss                 (2,828)           (6,354)  (4,210)
                                      (1,866)

    Preferred Stock
    Dividend Requirement     252      -        336      -

    Net Loss Applicable to
    Common                   ($3,080           ($6,690)
      Shareholders           )        ($1,866           ($4,210)
                                      )

    Net Loss Per Common                         ($0.39)  ($0.24)
    Share                    ($0.18)  ($0.11)
    Weighted Average Common
    Shares                   17,155,  17,333,  17,155,0 17,374,00
       Outstanding           000      000      00       0

    See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Amounts in thousands)

                                         Twenty-Six Weeks Ended
                                        August 3,     July 29,
                                            1996         1995
                                              (unaudited)
      Cash Flows From Operating
      Activities:
      Net Loss                         ($6,354)     ($4,210)
      Adjustments to Reconcile Net
      Loss to Net
         Cash (Used In) Provided By
      Operating Activities:
      Depreciation and Amortization    8,349        7,768
      Other                            888          422
      Changes in Assets and
      Liabilities:
      Increase in Accounts Receivable  (4,529)      (440)
      Increase in Merchandise          (9,061)      (14,123)
      Inventories
      Increase in Prepaid Expenses     (5,676)      (5,033)
      Increase in Accounts Payable,
          Accrued Expenses and Taxes
        Other                          10,542       5,534
          Than Income Taxes
      Decrease in Income Taxes         (665)        (236)
      Payable
      Increase in Other Assets         (687)        (175)

      Net Cash Used In Operating       (7,193)      (10,493)
      Activities

      Cash Flows From Investing
      Activities:
      Capital Expenditures             (3,907)      (9,813)
      Decrease in Available for Sale
           Securities                   15,185       15,205

      Net Cash Provided by
        Investing Activities           11,278       5,392

      Cash Flows From Financing
      Activities:
      Issuance of Preferred Stock      20,000       ---
      Payment of Senior Notes Payable  (17,625)     ---
      Exercise of Stock Options                  -      267
                                       -

      Net Cash Provided by Financing
        Activities                         2,375         267

      Net Increase (Decrease) in Cash
      and                              6,460        (4,834)
        Cash Equivalents
      Cash and Cash Equivalents,
      Beginning of                        4,234     14,774
        Period

      Cash and Cash Equivalents, End   $10,694      $  9,940
      of Period

      Supplemental Disclosure of Cash
      Flows
        Information:

      Non Cash Investing Activities:

      Unrealized Holding (Loss) Gain
      Adjustment                       ($252)       $       329
        on Available for Sale
      Securities
      Cash Paid During the Period
      for:
      Interest                         $ 1,100      $ 1,207

      Income Taxes Paid/(Refunded)     $    665     ($1,190)

      See accompanying notes to consolidated financial statements.

                     LECHTERS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         (Amounts in thousands)

                  Common   Preferre Addition            Unrealiz
                  Stock       d        al     Retained     ed
                   Issued   Stock    Paid-In  Earnings  Holding    Total
                             Issued  Capital              Gain
                                                         (Loss)
Balance,         $58       $        $62,773   $85,773   $  38    $148,642
February 3, 1996           --

Issuance of
Preferred Stock  --        20,000   (500)     --        --       19,500
   Net of
Issuance
Expenses

Net Loss Twenty-
Six Weeks        --        --       --        (6,354)   --       (6,354)
   Ended August
3, 1996

Unrealized
Holding Loss        --                                    (149)
   Adjustment              --       --        --                 (149)

Balance, August
3, 1996          $58       $20,000  $62,273   $79,419   ($111)   $161,639
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