Form 10-Q/A
period 1996-08-03
LECHTERS INC
filed 1997-05-02
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON DC 20549

                       AMENDMENT NO. 1 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended November 2, 1996 COMMISSION FILE NO. 0-
                                 17870


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

                      LECHTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

             (Amounts in thousands, except share and per share
                                 amounts)

                                           November    February
                                              2,          3,
                                              1996        1996
                    A S S E T S            (unaudite
                                              d)
           Current Assets:
           Cash and Cash Equivalents       $  7,514    $
                                                       4,234
           Available for Sales Securities  11,626      37,606
           Accounts Receivable             11,205      5,573
           Merchandise Inventories         145,845     109,898
           Prepaid Expenses                   12,068
                                                       5,519

           Total Current Assets            188,258     162,830
           Property and Equipment:
           Fixtures and Equipment          66,533      64,688
           Leasehold Improvements           102,201     100,840
                                           168,734     165,528
           Less Accumulated Depreciation      70,852      60,446
           & Amortization
                                            97,882     105,082
           Other Assets
                                           4,416       4,400
           Total Assets                    $290,556    $272,312

           LIABILITIES AND SHAREHOLDERS'
                       EQUITY
           Current Liabilities
           Accounts Payable                $ 32,785    $  7,827
           Salaries, Wages and Other       14,197      13,546
           Accrued Expenses
           Taxes, Other Than Income Taxes  2,091       1,591
           Federal and State Income Taxes  367         753
           Current Portion Long-Term Debt
                                           -           3,000

           Total Current Liabilities          49,440     26,717
           Long-term Debt
           Senior Notes Payable            -           17,250
           5% Convertible Subordinated
           Debentures
              due September 27, 2001 (Net
           of Unamortized                  58,579      57,788
              Discount of $6,421 and
           $7,212, respectively)
           Total Long-Term Debt              58,579      75,038

           Deferred Income Taxes and       22,399      21,915
           Other Deferred Credits
           Shareholders' Equity:
           Convertible Preferred Stock,
           $100 Par Value
              Authorized 1,000,000
           Shares,
              Issued and Outstanding -
           Series A - 149,999
              Shares; Series B - 50,001    20,000      --
           Shares
           Common Stock, Without Par
           Value,
              Authorized 50,000,000
           Shares,
              Issued and Outstanding
           17,155,086
              and 17,155,086 Shares,       58          58
           Respectively
           Unrealized Holding (Loss) Gain
           on Available
              for Sales Securities         (47)        38
           Additional Paid-in Capital      62,273      62,773
           Retained Earnings
                                           77,854      85,773
           Total Shareholders' Equity        160,138     148,642
           Total Liabilities and           $290,556    $272,312
           Shareholders' Equity

           See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
       (Amounts in thousands, except share and per share data)


                               Thirteen Weeks   Thirty-Nine Weeks
                                  Ended               Ended
                             Novembe  October  November  October
                              r 2,      28,       2,       28,
                               1996     1995      1996      1995
                               (unaudited)         (unaudited)
    Net Sales                $        $        $        $
                             98,495   95,148   276,214  264,135
    Cost of Goods Sold
    (including               73,178   70,298   208,405  196,300
       occupancy and
    indirect costs)
    Gross Profit             25,317   24,850   67,809   67,835
    Selling, General and
       Administrative        27,085   25,142   78,446   73,056
    Expenses
    Operating Loss           (1,768)  (292)    (10,637) (5,221)
    Other Expenses
    (Income):
    Interest Expense         1,177    1,603    3,919    5,059
    Interest Income          (307)    (313)    (1,152)  (1,532)
    Loss (Gain) on Sale of
      Government Securities
                             15       (23)     19       (53)
    Total Other Expenses                         2,786     3,474
    (Income)                 885      1,267
    Loss Before Income       (2,653)  (1,559)  (13,423) (8,695)
    Taxes
    Income Tax Benefit                          (5,504)  (3,564)
                             (1,088)  (638)
    Net Loss                 (1,565)    (921)  (7,919)  (5,131)
    Preferred Stock
    Dividend Requirement     253      -        589      -
    Net Loss Applicable to
    Common                   ($1,818  ($921)   ($8,508) ($5,131)
      Shareholders           )
    Net Loss Per Common                         ($0.50)  ($0.30)
    Share                    ($0.11)  ($0.05)
    Weighted Average Common
    Shares                   17,155,  17,238,  17,155,0 17,322,00
       Outstanding           000      000      00       0

    See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Amounts in thousands)

                                        Thirty-Nine Weeks Ended
                                       November 2,  October 28,
                                            1996         1995
                                              (unaudited)
      Cash Flows From Operating
      Activities:
      Net Loss                         ($7,919)     ($5,131)
      Adjustments to Reconcile Net
      Loss to Net
         Cash (Used In) Provided By
      Operating Activities:
      Depreciation and Amortization    12,609       11,876
      Straight Line Rent               625          648
      Other                            1,256        367
      Changes in Assets and
      Liabilities:
      Increase in Accounts Receivable  (5,632)      (1,487)
      Increase in Merchandise          (35,947)     (50,535)
      Inventories
      Increase in Prepaid Expenses     (6,074)      (7,188)
      Increase in Accounts Payable,
        Accrued Expenses and Taxes
        Other                          26,109       19,219
        Than Income Taxes
      Decrease in Income Taxes         (861)        (266)
      Payable
      Decrease (Increase) in Other           152           (21)
      Assets

      Net Cash Used In Operating       (15,682)     (32,518)
      Activities

      Cash Flows From Investing
      Activities:
      Capital Expenditures             (6,624)      (16,530)
      Decrease in Available for Sale
           Securities                   25,836       38,432

      Net Cash Provided by
        Investing Activities           19,212       21,902

      Cash Flows From Financing
      Activities:
      Issuance of Preferred Stock      20,000       ---
      Payment of Senior Notes Payable  (20,250)     (3,750)
      Exercise of Stock Options                  -      350
                                       -

      Net Cash Used In Financing
        Activities                          (250)   (3,400)

      Net Increase (Decrease) in Cash
      and                              3,280        (14,016)
        Cash Equivalents
      Cash and Cash Equivalents,
      Beginning of                        4,234     14,774
      Period

      Cash and Cash Equivalents, End   $7,514       $    758
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

                     LECHTERS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         (Amounts in thousands)

                  Common   Preferre Addition            Unrealiz
                  Stock       d        al     Retained     ed
                   Issued   Stock    Paid-In  Earnings  Holding    Total
                             Issued  Capital              Gain
                                                         (Loss)
Balance,         $58       $        $62,773   $85,773   $  38    $148,642
February 3, 1996           --

Issuance of
Preferred Stock  --        20,000   (500)     --        --       19,500
   Net of
Issuance
Expenses

Net Loss Thirty-
Nine Weeks       --        --       --        (7,919)   --       (7,919)
   Ended
November 2, 1996

Unrealized
Holding Loss        --                                    (85)
   Adjustment              --       --        --                 (85)

Balance,
November 2, 1996 $58       $20,000  $62,273   $77,854   ($47)    $160,138
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