Form 10-K
period 1997-02-01
LECHTERS INC
filed 1997-05-02
CIK 798186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended February 1, 1997

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


                NEW JERSEY                                   No. 13-2821526
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)             (I.R.S. EMPLOYER
                                                           IDENTIFICATION NO.)


1 Cape May Street, Harrison, NEW JERSEY                      07029-9998
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


Registrant's telephone number, including area code:        (201) 481-1100

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
--------------------------------------------------------------------------------

         As of April 18, 1997, 17,155,086 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing price on the NASDAQ National Market on that date) was approximately $47,077,169.

         For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,388,396 Shares beneficially owned by directors and executive officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on June 17, 1997.

PART I

ITEM 1.           BUSINESS.

HISTORY

         Lechters, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") was incorporated in New Jersey in July 1975 to operate leased houseware and giftware departments in discount department stores. Subsequently, Donald Jonas, then Chairman and Albert Lechter, then President of the Company, recognized an opportunity to operate specialty houseware stores in malls. In 1977, the repositioning of the Company from a leased department operator to a specialty store operator was commenced.

         The Company opened its first store in Rockaway, New Jersey, and, has expanded until at February 1, 1997, the Company operated a total of 649 stores as more fully set forth in the table on page 7 herein. During the past five years, the Company increased the number of stores operated by it from 438 on January 1992, including the Famous Brands Housewares Outlets(R) concept added in 1990, and discontinued the use of the Kitchen Place trade name. Stores operated under the name Lechters Housewares(R) are primarily located in malls, but can also be found in strip centers as well as city locations. Stores operated under the name Famous Brands Housewares Outlets(R) are located in outlet centers. Stores formerly operated under the name Kitchen Place are primarily located in strip centers.

         The Company operated as a private concern during the period from its inception to its initial public offering on July 25, 1989. The Company's common stock is listed on NASDAQ under the symbol LECH.

         In January 1994 the Company elected Steen Kanter as Chief Executive Officer, replacing Donald Jonas who had held the position since the date the Company was organized. Mr. Kanter left the employ of the Company during January 1996 when it became apparent that there was a difference of philosophy with respect to the future priorities of the Company. Unable to resolve this difference, Mr. Kanter determined that it was in his best interest to consider various career options in all fields. During the period Mr. Kanter acted as C.E.O., Mr. Jonas remained active as Chairman of the Board of Directors and a member of the Board's Executive Committee. Upon the termination of Mr. Kanter's employment during January 1996, Mr. Jonas resumed the position of Chief Executive Officer of the Company.

         Except as otherwise indicated or the context otherwise requires, references to Fiscal 1995, 1996, 1997 and each subsequent fiscal year shall mean the fiscal year ending on the Saturday closest to January 31st in the following year in accordance with an amendment to the by-laws of the Company adopted in 1996. References to Fiscal 1994 shall mean the fiscal year ending on the last Saturday in January of the following year.

MERCHANDISING AND MARKETING

         The Company's business is conducted through two retail store concepts, namely, Lechters Housewares(R) and Famous Brands Housewares Outlets(R) .

         The mission of the Lechters Housewares(R) concept is to become the leading housewares retailer in the mall, city and strip environments in which it competes. Lechters Housewares(R) concept is focused on the kitchen, and, also, aggressively pursues the frame, storage and organization business. The merchandise assortment offers moderately priced functional products which solve our customer's problems and capitalize on current trends.

         Lechters Housewares(R) stores are merchandised and marketed to a large cross section of customers typically found in high-traffic, regional shopping malls having at least two major department stores as "anchors" with at least 200,000 square feet of retail space for specialty stores. City stores and larger stores referred to herein as Super Lechters are also operated under this trade name. Merchandise is displayed utilizing fixtures designed to maximize versatility in merchandise mix, minimize space requirements and enable customers to serve themselves. The Company believes that its wide selection of products, competitive prices and convenient store locations create competitive advantages over traditional sources for home products, such as department stores, specialty stores and general merchandise discount stores.

         Product categories include cookware, bakeware, kitchen gadgets and utensils, microwave accessories, small electrics, table top, textiles, household storage and organization, frames and other decorative housewares. The product line includes over 4,000 items. All products sold by the Company are either private label or national brand names such as, Rubbermaid, Durand, Ecko, Farberware, Henckels, Krups, OXO, Pyrex, Revere and T-Fal. The Company estimates that approximately 20% of the product line accounted for approximately 75% of Fiscal 1996 net sales. Private label merchandise (Cook's Club(R), Simple Solutions(R), Regent Gallery(R)) which represents approximately 28% of the products sold by the Company, accounted for approximately 31% of Fiscal 1996 net sales. No product accounted for more than 1.0% of Fiscal 1996 net sales.

         The following table shows the approximate contribution to net sales of the Company's two principal product categories for the periods indicated:

                                     Fiscal         Fiscal            Fiscal
     Category                        1996            1995              1994
     --------                        ----           ------            -----
     Basic Housewares                  62%            60%               57%
     Decorative Housewares             38%            40%               43%


         The Company has adopted an every day low pricing strategy. Lechters Housewares(R) merchandise is generally priced at a discount to department stores and other specialty retailers offering similar goods. Its value position is further enhanced by sales and promotional events which also heighten customer awareness and sense of buying urgency. The Company's price advantage reflects its purchasing power and the economies of its private label program.

         Items generally range in price from $1.00 to $200.00, with most items selling for less than $10.00. All sales are transacted in cash or through third-party credit cards, which accounted for approximately 64% and 36%, respectively, of Fiscal 1996 net sales.

         During Fiscal 1996 the Company initiated an advertising test in support of the Lechters Housewares(R) business. The test program was conducted in specific markets utilizing circulars, weekly newspaper advertising, and television. The Company also advertises by participating in mall circulars and contributing to mall merchants associations and marketing funds. Advertising expense which had historically averaged approximately 1.0% of net sales increased to 1.2% as a result of new advertising initiatives. The Company intends to expand its advertising test in Fiscal 1997 given the favorable results of the current year initiative.

         The Lechters Housewares(R) business is highly seasonal. As a convenience concept, the chain benefits from the high concentration of traffic about its stores during certain times of the year. Sales are highest during the year end holiday season, followed by a strong back to school business which commences in late July. In 1996, November/December and back to school sales accounted for approximately 31% and 16%, respectively, of total year sales.

         The mission of the Famous Brands Housewares Outlets(R) concept is to become the leading retailer of off-price housewares in outlet centers and the preferred retailer for U.S. housewares manufacturers to liquidate their excess, discontinued, and slow selling inventory.

         The Company believes it can offer its outlet customers extraordinary savings opportunities as compared to regular priced retailers through its ability to purchase off-price housewares. This commitment to off price merchandise is a new direction based on a strategic assessment of the market and Famous Brands Housewares Outlets(R) position in the outlet malls. The outlet customer is more price driven than the mall customer and requires a fresh assortment to inspire a purchase decision.

         The strategy is supported by a merchandising team dedicated to Famous Brands Housewares Outlets(R). The Famous Brands stores offer an assortment of basic Lechters Housewares(R) merchandise to supplement the constantly changing assortment of off-price purchases. Famous Brands Housewares Outlets(R) stores typically have lower occupancy expenses and leasehold improvement requirements versus stores located in malls, city locations and strip centers. The lower cost structure subsequently supports the lower price points of the outlet environment.

         Given the geographic dispersion of customers who frequent outlet centers, the marketing strategy to drive the Famous Brands Housewares Outlets(R) business will continue to rely primarily on in-store signing, handouts and displays to explain the values to our customer.

         The seasonality of the Famous Brands Housewares Outlets(R) business differs slightly from that of the Company's Lechters Housewares(R) concept. The summer season represents a greater portion of the annual sales in Famous Brands Housewares Outlets given the increase in leisure travel and the proximity of outlet centers to major routes and vacation destinations. The November and December period represents a slightly lower portion of the year in Famous Brands Housewares Outlets(R) versus Lechters Housewares(R), 26% and 33% respectively.

PURCHASING, WAREHOUSING AND DISTRIBUTION

         Service Office management is responsible for virtually all merchandising decisions, including product selection, sourcing, pricing and in-store display. Merchandise mix is determined by the Service Office at each store's inception and is dictated by store size and configuration. All categories of merchandise are reviewed and edited on a regular basis to accommodate seasonal sales opportunities and evolving customer requirements.

         The Company's buying staff is comprised of a Senior Vice President - General Merchandise Manager, a Vice President - Merchandising, two Merchandise Managers and three buyers. In 1996, a separate buying organization was established to support the Famous Brands Housewares Outlets(R) business. The dedicated staff was deemed necessary given the distinct differences in the two concepts' evolving merchandise strategies and the nature of the transactions involving off-price merchandise. Previously, merchants and buyers bought for both concepts as essentially the same business.

         The buying staff is supported by a Planning and Allocation staff that includes a Vice President - Merchandise Replishment and Logistics and eight reorder buyers each specializing in certain product categories. The Company purchases its products from over 400 suppliers with no supplier accounting for more than 7% of Fiscal 1996 sales. Approximately 71% of its products are purchased in the United States which ensures sufficient flexibility in the management and flow of merchandise. The remaining 29% is imported merchandise and is sourced primarily in the Far East. The Company believes that there are alternate sources for virtually all of its products.

         Most of the Company's merchandise is shipped directly from manufacturers to the Company's distribution centers in Harrison, New Jersey and North Las Vegas, Nevada where it is held until reshipment to the Company's stores. The Company believes that its ability to buy in bulk directly from manufacturers enables the Company to obtain lower merchandise costs, favorable trade terms and a broader selection of products. The Company believes that these facilities are adequate to satisfy its foreseeable distribution requirements.

         The Company generally maintains an average of 10 weeks supply of merchandise at the distribution centers. The stores, themselves, have minimum storage capacity which in instances is augmented by additional lease space in proximity to each store.

         The Company uses contract carriers to supply its stores with merchandise from its distribution centers. The Company's stores are supplied with merchandise within two to five days of placing an order, depending upon the store's distance from the distribution centers. On average, stores are supplied with merchandise on a bi-weekly basis. Shipments are accelerated during peak sales periods and are more frequent in high volume and city locations. The ordering process is facilitated by a Computer Assisted Replenishment (CAR) system.

STORE OPERATIONS

         Store Operations' objective is to provide an easy to shop store environment supported by knowledgeable, customer oriented and sales focused associates.

         The Company's stores are designed to attract traffic through prominent in-store displays generally organized according to a store planogram provided by the Service Office. The Company attempts to keep the signage and design of its store fronts consistent among its stores to enhance the name recognition of its stores. Merchandise is displayed utilizing fixtures designed to maximize versatility in merchandise mix, minimize space requirements and enable customers to purchase through self choice and/or be assisted by an associate. The Company enhances consumer interest by using store front space for seasonal and promotional presentations which are rotated regularly. In addition, it uses selected stores as test sites for the introduction of new products, new product categories and new store designs.

         The stores organization is headed by a Senior Vice President and supported by a Service Office staff. The latter is responsible for the development of store operations policies and procedures, the design of in-store programs, store associate training programs, coordination of activities with other functions residing in the Service Office and general communications.

         As of April 1, 1997, the field organization was comprised of four Regional Vice Presidents and one Regional Manager, who each have profit and loss responsibility for several districts and provide leadership to 45 District Managers. The District Managers, in turn, are responsible for the day to day operations of the stores. Their supervisory span of control ranges from 7 to 23 stores, averaging approximately 14 stores each. Those Districts Managers at the high end of the range are supported by Area Managers who are Store Managers with additional oversight responsibility for 1 to 3 stores. Stores are typically staffed with a Manager, 2 Assistant Managers and 5 sales/cashier Associates. The stores schedule their labor from a pool of hourly Associates, the majority of which are part-time. The number of Associates on hand at any one time is a function of customer traffic and scheduled store activities, such as training events and the receipt of merchandise.

         Recognizing the value of distinct concept identities, the Company realigned its field organization in 1996 along concept lines. Previously, field management had combined concept responsibility which did not afford the focused attention required of each.

         The Company is committed to the in-store development of its Associates. A training and evaluation program is provided to new Managers. Additionally, the Company has developed a program under which it transfers qualified Associates to other stores throughout the country to gain the experience necessary for promotion. All store Associates otherwise attend periodic training sessions designed to develop their management, merchandising and customer service skills.

         The Company believes its pay and benefits package is competitive with retail industry standards. Complemented by the aforementioned training program and promotional opportunities, it enables the Company to attract and retain a quality workforce.

         The Company believes that the security measures in its stores are strict, reflecting the cash orientation of the Company's business. The Company employs 6 field Loss Prevention Managers, who are responsible for the review of cash register transactions and inventory management procedures, in a effort to control inventory shrinkage. Their periodic reviews are complemented by audit programs to include District Manager conducted reviews and Service Office monitoring of store transaction reports. Particular emphasis is placed on stores with a history of inventory shrinkages in excess of the norm.

REAL ESTATE


         The Company considers its ability to obtain and retain attractive, high-traffic store locations to be a critical element of its business and a key determinant of the Company's future growth and profitability. Lechters Housewares(R) mall stores are located primarily in high-traffic regional enclosed projects while strip centers and city stores are located in the premium project or downtown area as defined by market analysis. Famous Brands Housewares Outlets(R) stores are located in the dominant outlet projects nationally.

         As shown in the following table, the Company operated 396 Lechters Housewares(R) stores as of year end. These stores range in size from 1,800 to 5,700 square feet and average approximately 3,200 square feet. To take advantage of higher volume locations and extended product line opportunities, the Company has also developed a larger format store of which there are 89. Internally referred to as Super Lechters, these stores range in size from 4,500 to 10,900 square feet, averaging 6,000 square feet. The Company's 164 Famous Brands Housewares Outlets(R) stores range in size from 3,000 to 7,500 square feet and average 3,900 square feet.

         The Company converted its 15 Kitchen Place stores to either Lechters Housewares(R) or Famous Brands Housewares Outlets(R) during 1996.

                     Lechters      Super       Famous      Kitchen
                    Housewares    Lechters     Brands       Place         Total
                    ----------    --------     ------       -----         -----
February 3, 1996
   Units                   389          88         150          15            642
   Square Feet       1,216,000     533,400     597,000      58,700      2,405,100

1996 Additions:
   Units                     4           1          11           0             16
   Square Feet          13,300       4,100      39,400           0         56,800

1996 Closings:
   Units                     6           1           2           0              9
   Square Feet          17,500       8,000       8,500           0         34,000

Adjustments:(1)
   Units                     9           1           5         (15)             0
   Square Feet          39,300       6,500      17,200     (58,700)         4,300

February 1, 1997
   Units                   396          89         164           0            649
   Square Feet       1,251,100     536,000     645,100           0      2,432,200(2)


(1) Includes square footage adjustments due to store categorization shifts including the conversion of Kitchen Place stores.

(2) Approximately 90% of the total store space of the Company's stores represents selling area. The balance is storage and office space.

         The Company's present expansion plan is limited and opportunistic given its high level of penetration of the better performing malls and outlet centers, and the need to fully implement new merchandising and promotional strategies. In the near future it perceives the greater opportunity for new store development to lie in strip centers of which the Company had 37 store locations at year end. The Company's Fiscal 1997 development plan is to open approximately 10 new stores.

         In determining where and in what format new stores will be opened, the Company's preference is to backfill existing markets to enhance its marketing and operations leverage. Specific store development decisions give due consideration to such factors as market area demographics, competition, center quality and customer traffic, store location within the center, costs of development and ongoing occupancy expense. Performance comparables are also reviewed if available.

         The costs of new store development differ by concept and further varies with the size of the store and site conditions. The costs incurred by the Company to open an average size store under typical site conditions are approximately, as shown below:

                                        Leasehold       Fixtures      Inventory,      Preopening
                                       Improvement    & Equipment     net of A/P       Expense
                                       -----------    -----------     ----------       -------
Lechters Housewares(R)                  $210,000        $60,000        $ 80,000        $ 8,000
Super Lechters                           255,000         71,000         150,000         15,000
Famous Brands Housewares Outlets(R)       42,000         60,000          80,000         13,000



         The Company actively manages its real estate portfolio to ensure profitability at the store level. In case of an underperforming store, the Company will seek reduction in its occupancy expense under its existing lease agreement, or any agreement extending the term thereof. Where profitability is unattainable, the Company will exercise its right to terminate its lease agreement under any volume termination provision or upon expiration of the term. The Company plans to close approximately 15 stores in Fiscal 1997.

         A majority of the Company's leases expire or will be subject to termination by the Company over the next three years. In the current real estate environment, this gives the Company leverage in the management of its occupancy expenses and flexibility in store location. The Company intends to maintain this flexibility and therefor will seek shorter terms upon renewal in those instances where it is an advantage to do so. This strategy was pursued during Fiscal 1996.

INFORMATION TECHNOLOGY

The Company is heavily reliant upon systems technology in the conduct of its business. Over the years it has migrated its technology and enhanced its software applications to support the more efficient execution of its core operations and the facilitation of its decision support requirements.

The Company's core operating systems reside on IBM AS400's, IBM RS6000's, and IBM OS/2 Local Area Network (LAN) servers which are connected in an open systems, client-server environment. The hardware is located in the Company's operations center at the Service Office. To ensure continuous operations, the Company also maintains backup systems capabilities at a third party contracted disaster recovery site.

In-store systems consist of IBM 4684 and 4694 Point of Sale registers with Symbol Technology laser scanners. This technology enables the efficient processing of customer transactions, daily reporting of basic sales and transaction information, ordering and receipt of inventories, payroll processing and e-mail communication with the Service Office. Additionally, field managers are equipped with laptop computers which facilitate their communications capabilities and access to essential store, district and region level management reports.

The Company has in place a Computer Assisted Replenishment (CAR) system which controls the flow of merchandise to the stores from its distribution centers in Harrison and Las Vegas. The system facilitates the maintenance of in-stock service levels with a minimum required investment in inventory. Additionally, the system's automated shelf marking capability has resulted in substantial store labor savings as the pricing of individual SKU's has been eliminated for most products. The operations of both distribution centers are, in turn, driven by an automated warehouse management system which also incorporates radio frequency laser scanning technology. This system enables the cost efficient handling and control of inventory in a paperless environment.

Currently the Company is communicating through Electronic Data Interchange (EDI) with 48 of its highest volume vendors. During 1997 the company plans to continue to build these vendor partnerships and to integrate EDI technology into additional areas of the business. The objective of this technology is to improve the Company's supply chain management and enhance its inventory pipeline flexibility.

The Company has been on the World Wide Web since the Fall of 1995 at 'www.lechters.com'. Its home page includes basic company information, a store locator, a customer service feedback form, and promotional information. The Company plans to expand its on-line presence in 1997.

The Company is committed to maintaining the integrity and functionality of its information systems. Accordingly, it will continue to upgrade its current technology and expand its applications to ensure their effective support of the business, both internal operations and market focused programs.

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

ASSOCIATES

         On April 1, 1997, the Company employed 6,364 persons, 1,949 of whom were full-time (30 or more hours per week) and 4,415 of whom were part-time Associates. Of this total, 464 were located at the Company's Harrison, New Jersey Service Office and two distribution centers, 49 as Regional and District Managers, 6 as Loss Prevention Managers and the balance located at the Company's stores.

         On April 1, 1997, the 173 non-management office and distribution Associates at the Harrison, New Jersey facility were represented by UNITE, Local 99, under contracts expiring on March 15, 1999 with respect to non-management distribution center Associates and June 30, 1997 with respect to non-management office Associates. The 5,845 Associates in the Company's 649 retail stores are non-union. The 40 Associates at the Company's North Las Vegas, Nevada distribution center are also non-union.

         The Company has never experienced a strike or other labor disruption and is unaware of any current efforts or plans to organize its non-union Associates. The Company believes that its employee relations are satisfactory.

TRADEMARKS

         The Company has registered in the United States Patent and Trademark Office its service marks "Lechters," "Lechters Home Store," "Lechters Housewares," "The Kitchen Place" and "Famous Brands Housewares Outlet" for retail services, and its trademarks "Lechters", "The Kitchen Place", "Regent Gallery", "Cooks Club", "Perfect Bake", and "Simple Solutions" for certain housewares items.

EXECUTIVE OFFICERS

         The following table shows information regarding executive officers of the Company as of April 19, 1997:

                                            Position or Office                          Term of Employ-
Name                       Age              with the Company                            ment Commenced
----                       ---              ----------------                            --------------

Donald Jonas                67               Chairman of the Board                        January 1984
                                             Chief Executive
                                             Officer and President

Robert J. Harloe            52               Senior Vice President                         August 1994
                                             - Human Resources

Dennis Hickey               49               Senior Vice President                        January 1991
                                             - Stores

Frank J. O'Neill            48               Senior Vice President                       February 1992
                                             - Director of Real Estate


Ira S. Rosenberg            62               Vice President,                              January 1984
                                             Secretary and
                                             Corporate Counsel

James Shea                  51               Senior Vice President                       November 1994
                                             and General
                                             Merchandise Manager

John W. Smolak              48               Senior Vice President                       February 1995
                                             and Chief Financial
                                             Officer

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

ITEM 2.           PROPERTIES.

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

         The Company leases approximately 155,000 square foot distribution center in North Las Vegas, Nevada. Approximately 151,000 square feet are being utilized for the distribution center, and approximately 4,000 square feet for administrative offices. Constructed and opened in 1993, the facility is designed to enable expansion of an additional 100,000 square feet should the need arise. This lease expires on March 31, 2008 and the Company has four five-year renewal options.

         The Company leases all of its stores. Lease terms for the Company's stores are generally 10 to 12 years in duration without renewal options or five years with one or more renewal options and provide for a fixed minimum rental plus a percentage of sales once the minimum has been satisfied. However, certain stores are operated under short term extensions of otherwise expired leases.

         For additional information concerning the Company's leases, see the section of Item 1 entitled Real Estate and Note 7 to the Consolidated Financial Statements of the Company included elsewhere herein.

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

                                      Price of Common Stock
                                      ---------------------

         Fiscal 1996                 High                Low
         -----------                 ----                ---
1st Quarter                          8-1/8              4-1/4
2nd Quarter                          7-1/4              4-3/8
3rd Quarter                          5-3/4              4-1/4
4th Quarter                          5-1/4              3-7/8
         Fiscal 1995                 High                Low
         -----------                 ----                ---
1st Quarter                              19             14-3/4
2nd Quarter                          16-3/4             12-1/4
3rd Quarter                          14-1/4              9-1/4
4th Quarter                          10-3/8              4-1/4


         These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions.

         On April 18, 1997, there were approximately 1,051 holders of record of the Common Stock. On April 18, 1997, the closing price of the Common Stock was $3.6875.

         The Company has never paid any cash dividends on its Common Stock and does not presently intend to pay any dividends on the Common stock for the foreseeable future. In addition, the Company's Credit Agreement contains certain covenants which restrict the ability of the Company to pay dividends. See Notes to the Consolidated Financial Statements.

ITEM 6.           SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                 Fifty-Two        Fifty-Three                                               Fifty-Three
                                Weeks Ended       Weeks Ended            Fifty-Two Weeks Ended              Weeks Ended
                                February 1,       February 3,       January 28,           January 29,       January 30,
                                   1997              1996              1995                  1994               1993
                                   ----         --------------   ------------------    ---------------      -----------
                                            (Dollars in thousands, except share, per share and selected operating data)
Income Statement Data:
Net sales                        $   441,243     $    432,048      $   399,264           $   350,196        $   306,043
Cost of goods sold
  (including occupancy
   and indirect costs)               322,110          310,163          282,875               242,833            207,862
                                 -----------     ------------      -----------           -----------        -----------
Gross profit                         119,133          121,885          116,389               107,363             98,181
Selling, general and,
  administrative expenses            111,218          109,414           93,853                83,669             71,252
Restructuring expense                   --               (217)          11,000                  --                 --
                                 -----------     ------------      -----------           -----------        -----------

Operating income                       7,915           12,688           11,536                23,694             26,929
Other expenses (1)                     3,372            5,039            5,838                 4,991              2,497
                                 -----------     ------------      -----------           -----------        -----------

Income before income
  tax provision                        4,543            7,649            5,698                18,703             24,432
Income tax provision                   1,200            3,146            2,336                 7,623              9,044
                                 -----------     ------------      -----------           -----------        -----------

Net income                             3,343            4,503            3,362                11,080             15,388

Preferred dividend
  requirement                            842             --               --                    --                 --
                                 -----------     ------------      -----------           -----------        -----------

Net income available to
common shareholders              $     2,501     $      4,503      $     3,362           $    11,080        $    15,388
                                 ===========     ============      ===========           ===========        ===========

Net income per share (2) (3)     $      0.15     $       0.26      $      0.20           $      0.65        $      0.90

Weighted average
shares outstanding                17,155,000       17,288,000       17,095,000            17,100,000         17,178,000

                                    Fifty-Two        Fifty-Three                                               Fifty-Three
                                   Weeks Ended       Weeks Ended            Fifty-Two Weeks Ended              Weeks Ended
                                   February 1,       February 3,       January 28,           January 29,       January 30,
                                      1997              1996              1995                  1994               1993
                                      ----         --------------   ------------------    ---------------      -----------
                                            (Dollars in thousands, except share, per share and selected operating data)
Selected Operating Data:

Stores opened during year                  16                48               49                       61               81
Stores closed during year                   9                11               11                        7                6
Stores open at year end                   649               642              605                      567              513
Total square feet of store
  space (at year end) (4)           2,432,200         2,405,100        2,228,195                2,048,916        1,730,516
Sales per average square
  foot of total space (4) (5)     $       182       $       186       $      187              $       185       $      197
Percentage increase
  (decrease) in comparable
  store sales (6)                        (0.2%)            (1.6%)            3.2%                    (1.2%)            2.8%


Balance Sheet Data
(At Year End):
Working capital                   $   151,954       $   136,113       $  134,785              $   134,695       $  137,807
Total assets                          272,333           272,312          270,710                  256,812          239,019
Long-term debt                         58,853            75,038           77,777                   82,859           85,006
Shareholders' equity                  170,408           148,642          143,541                  136,632          125,131
Total debt to total
  capitalization                         25.7%             34.4%            36.0%                    38.6%            40.5%



(1) Other expenses includes interest expense net of interest income and gains realized on the sale of government securities.

(2) Net income per share for fiscal 1996 was calculated on net income less the preferred stock dividends requirement.

(3) All share and per share amounts included herewith have been adjusted to give effect to the 2-for-1 stock split in April 1992. The Company has never paid any cash dividends on its Common Stock.

(4) Approximately 90% of total store space represents selling area. The balance is storage and office space.

(5) Average square feet of total store space represents the average of square feet of total store space at the beginning and end of each fiscal year. Sales per average square foot of total store space is the result of dividing net sales for the year by average square feet of total store space. These amounts are not adjusted to reflect the seasonal nature of the Company's sales or the impact of opening stores in different periods during the year.

(6) Comparable store sales data are calculated based on each store's time in operation during the prior year (even if such store began operations in the prior year) compared with its corresponding time in operation during the current year. Comparable store sales for Fiscal 1996 and 1995 are reported on a 52 week basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL 1996 IN COMPARISON WITH FISCAL 1995

         Net sales for Fiscal 1996, the 52 week period ended February 1, 1997, increased $9,195,000 to $441,243,000, a 2.1% increase over Fiscal 1995, the 53 week period ended February 3, 1996, primarily as a result of the addition of 7 stores and the impact of the introduction of the Company's advertising program. For Fiscal 1995, the Company adopted the National Retail Federation's reporting calendar which resulted in the additional week. On a comparable 52 week basis for both fiscal years, sales increased 3.5% and comparable store sales decreased 0.2%. At the close of the fiscal year, the Company operated 649 stores compared to 642 stores at close of the previous fiscal year, a net increase of 7 stores or 1.1%. Total retail space increased approximately 27,000 square feet to 2,432,000 at February 1, 1997.

         Gross profit for Fiscal 1996 was $119,133,000, a $2,752,000 decrease from Fiscal 1995. The resulting gross profit rate of 27.0% was 1.2 percentage points below that of Fiscal 1995. Gross profit was favorably impacted by an increase of higher margin merchandise from both foreign and domestic sources. However, promotional pricing associated with the Company's advertising programs and a highly competitive retail market place produced price reductions in excess of last year. Additionally, while inventory shrinkage was at the Company's historical average, it deteriorated from the exceptional performance of the prior year. Finally, rent and other occupancy costs were underabsorbed due to the decline in comparable store sales.

         Selling, general and administrative expenses increased $1,804,000 to $111,218,000. The expense rate of 25.2% of net sales was 0.1% percentage point below the rate of Fiscal 1995. While expenses increased due to the net addition of 7 stores and the implementation of the Company's advertising programs, savings were achieved in variable expenses such as benefits and Service Office payroll, one less week of operations expense, and the absence of significant contingent liability provisions as were required last year.

         Other expenses decreased $1,667,000 to $3,372,000, 0.8% of net sales. Interest expense decreased $1,917,000 as the early retirement of the outstanding $20,250,000 of Senior Notes Payable reduced interest expense by $1,787,000 for the year. Interest income of $1,650,000 was $205,000 lower than last year as the balance of marketable securities was lower for most of the year compared with Fiscal 1995.

         Income taxes for Fiscal 1996 were provided at a rate of 26.4% compared 41.1% for Fiscal 1995. The 1996 tax provision rate was reduced due to the reversal of residual estimated liabilities for prior years.

FISCAL 1995 IN COMPARISON WITH FISCAL 1994

         Net sales for Fiscal 1995 increased $32,784,000 to $432,048,000, an 8.2% increase. Adjusting for the additional week which resulted from the Company's adoption of the retail calendar proposed by the National Retail Federation, net sales on a 52 week basis increased 6.8% over the prior year. Comparable store sales declined 1.6%. Sales growth was due to the opening of new stores. At the end of Fiscal 1995, the Company had 642 stores open compared to 605 at the close of the previous fiscal year, a net increase of 37 stores or a 6.1% increase. Total square feet of store space increased approximately 177,000 square feet during the year to 2,405,081 square feet.

         Gross profit for Fiscal 1995 was $121,885,000, a $5,496,000 increase over Fiscal 1994. Gross profit was 28.2% of net sales compared with 29.2% of net sales in Fiscal 1994. While the margins generated by merchandise sales were comparable to prior year's, there was an under absorption of rent and other occupancy expense caused by a decline in comparable store sales.

         Selling, general and administrative expenses increased by $15,561,000 to $109,414,000, and increased 1.8% as a percentage of net sales to 25.3%. The increase in selling, general and administrative expenses was due to planned increases in store and Service Office payroll and benefits and Service Office operating expenses. There was also a reduction in vendor support related to the increase in direct sourced foreign products and a set-a-side for certain contingent events.

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

         Other expenses incurred in Fiscal 1995 decreased $799,000 to $5,039,000, 1.2% of net sales. Interest expense for the year decreased $246,000 due to reduced long term debt resulting from scheduled repayments. Interest income improved by $406,000 due to improved cash management and higher interest rates earned on invested funds. The Company also earned a slight profit on government securities transactions compared to a slight loss for Fiscal 1994.

         The effective income tax rate for the Company was 41.1% for Fiscal 1995, compared with a rate of 41.0% for Fiscal 1994. The effective state rate declined in Fiscal 1995. The increase in the Other portion of the rate was due to other factors such as the expiration of the Targeted Jobs Tax Credit which expired for new hires on January 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and marketable securities at February 1, 1997 as reflected on the Consolidated Balance Sheets increased $19,266,000 over the balances at the close of the prior fiscal year. The increase in cash as depicted in the Statements of Cash Flows was $2,788,000 as net cash provided by operations exceeded cash used for investing activities, including the increase in marketable securities, and cash used in financing activities.

         Cash flows from operating activities consist primarily of net income adjusted for certain noncash expense items such as depreciation and amortization, deferred taxes and loss on disposal of property and equipment. Operating activities also include changes in accounts receivable, inventory, accounts payable and accrued expenses and other items. Net cash provided by operating activities was $28,604,000 for Fiscal 1996 compared to $9,333,000 for Fiscal 1995. For Fiscal 1996, in addition to net income of $3,343,000, the most significant operating activities providing cash, were depreciation and amortization of $17,113,000 and the reduction of $9,456,000 in merchandise inventories which was the result of strong inventory control measures. The most significant operating activity which reduced operating cash flow was the decrease in accounts payable, accrued liabilities and taxes of $5,089,000 primarily due to reduced vendor accounts payable related to the previously mentioned reduction of inventory.

         With respect to investing activities, in addition to the increase in marketable securities of $16,592,000, capital expenditures totaled $8,474,000 for Fiscal 1996 compared to $22,626,000 for Fiscal 1995. Capital expenditures were principally for the construction of and fixtures for new stores. During Fiscal 1996, 16 new stores were opened compared to 48 new stores during Fiscal 1995. Other capital expenditures were for renovation and remodeling of existing stores, warehouse equipment and systems enhancements.

         For Fiscal 1997, totaled planned capital expenditures are $12,000,000 primarily for new stores, renovations, remodels and system enhancements.

         With respect to financing activities, the Company improved its financial flexibility and liquidity through two significant transactions. On April 5, 1996, the Company issued $20,000,000 in Convertible Preferred Stock (See Note 3). This transaction has provided the Company with additional flexibility to meet its future financing requirements. The proceeds from the preferred stock issuance were utilized in the second transaction, the early repayment of $17,625,000 of the Senior Notes Payable during the first quarter of Fiscal 1996. The remaining Senior Notes Payable of $2,625,000 were retired during the third quarter of Fiscal 1996.

         During Fiscal 1996, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") which provided for borrowings up to $40,000,000 (See Note 5). The unsecured Credit Agreement established a suballocation of $30,000,000 for letters of credit. At the close of Fiscal 1996, there were $9,219,000 in outstanding letters of credit. The term of the Credit Agreement was extended from November 19, 1996 to May 22, 1998. As of the close of Fiscal 1996, there were no borrowings outstanding under the Credit Agreement.

INFLATION AND SEASONALITY

         The Company does not believe that its operations have been materially affected by inflation during the two most recent fiscal years. While the Company does not expect that inflation would have a material impact upon operating results, there is no assurance that its business will not be affected by inflation in the future.

         The Company's business is highly seasonal. The Company benefits from the higher concentration of traffic in its stores during certain times of the year, especially the July to September "Back to School" period and the holiday selling seasons of November and December. In addition, the Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and the timing of costs associated with the opening of new stores. The Company's current strategy is to open substantially all of its new stores in the first three quarters of the fiscal year in order to minimize business disruptions during the heavy selling season in the last quarter of the fiscal year. See Note 10 of Notes to Consolidated Financial Statements of the Company included elsewhere herein.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings or net income per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

PART III

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held June 17, 1997.

PART IV

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements.  See the Index immediately following the signature page.

(b)               Reports on Form 8-K.

                  None.

(c)               Exhibits.

 3.1 Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-29465 (the "Registration Statement")).

 3.2 By-laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-40372).

 4.1              Preferred Stock Purchase Agreement dated April 5, 1996.*

 4.2 Indenture, dated as of September 27, 1991, between the Company and Chemical Bank, as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 25, 1992).

10.1 1989 Stock Option Plan and form of Agreement pursuant to 1989 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.2 Amended and Restated Revolving Credit Agreement as of May 24, 1996. (Incorporated herein by reference to the Company's Form 10-Q, for the period ended May 4, 1996).

10.3 Form of Deferred Compensation Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.4 Amendment No. 1 to Deferred Compensation Agreement, dated June 16, 1989. (Incorporated herein by reference to Exhibit 10.5.2 to Amendment No. 1 to the Registration Statement).

10.5 Amendment No. 2 to Deferred Compensation Agreement, dated August 15, 1989. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 26, 1991).

10.6 Amendment No. 3 to Deferred Compensation Agreement, dated June 15, 1995. (Incorporated herein by reference to the Company's Form 10-Q for the period ended July 29, 1995.)

10.7 Amendment No. 4 to Deferred Compensation Agreement between the Company and Donald Jonas dated April 8, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.)

10.8 Form of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement).

10.9 Forms of Amendment of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.2 to Amendment No. 1 to the Registration Statement).

10.10 Agreement between the Company and Local 99, UNITE to a collective bargaining agreement covering warehouse employees dated March 16, 1996.*

10.11 Lease for distribution Center space (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated January 2, 1992).

10.12 Lease for Distribution Center space. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended July 25, 1992).

21 Subsidiaries of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.)

23                Consent of Deloitte & Touche LLP.*

24                Powers of Attorney dated April 10, 1997.*

*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LECHTERS, INC.
                                         (Registrant)

                                         By: /s/ Donald Jonas
                                             ------------------------------
                                         Chairman of the Board
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 2, 1997 by the following persons in their respective capacities set forth opposite their names, which include its principal executive officer, its principal financial and accounting officer and a majority of the board of directors.

        Signature                       Title
        ---------                       -----

    /s/ DONALD JONAS            Chairman of the Board and
---------------------------     Chief Executive Officer and Director
      (DONALD JONAS)            (Principal Executive Officer)

  /s/ JOHN W. SMOLAK            Senior Vice President (Principal Financial
---------------------------     Officer and Principal Accounting Officer)
     (JOHN W. SMOLAK)

 /s/  MARTIN BEGUN              Director
---------------------------
     (MARTIN BEGUN*)

 /s/ CHARLES A. DAVIS           Director
---------------------------
   (CHARLES A. DAVIS*)

/s/ BERNARD D. FISCHMAN         Director
---------------------------
  (BERNARD D. FISCHMAN*)

   /s/ ROBERT KNOX              Director
---------------------------
      (ROBERT KNOX*)

  /s/ ALBERT LECHTER            Director
---------------------------
    (ALBERT LECHTER*)

 /s/ ANTHONY MALKIN             Director
---------------------------
    (ANTHONY MALKIN*)

 /s/ ROBERTA MANEKER            Director
---------------------------
    (ROBERTA MANEKER*)

                Signature                                         Title
                ---------                                         -----
       /s/     NORMAN MATTHEWS                                  Director
------------------------------------------------
              (NORMAN MATTHEWS*)

      /s/      LEONARD PFEFFER                                  Director
------------------------------------------------
              (LEONARD PFEFFER*)

     /s/          JOHN WOLFF                                    Director
------------------------------------------------
                (JOHN WOLFF*)



*By:       John W. Smolak
           Attorney-in-fact

                         LECHTERS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
MANAGEMENT'S REPORT                                                        F-1

INDEPENDENT AUDITORS' REPORT                                               F-2

FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED
       FEBRUARY 1, 1997:

       Consolidated Balance Sheets                                         F-3

       Consolidated Statements of Income                                   F-4

       Consolidated Statements of Cash Flows                               F-5

       Consolidated Statements of Shareholders' Equity                     F-6

       Notes to Consolidated Financial Statements                       F-7 - F-19

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



Donald Jonas
Chairman of the Board and
Chief Executive Officer



John W. Smolak
Senior Vice President and
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Lechters, Inc.
Harrison, New Jersey

We have audited the accompanying consolidated balance sheets of Lechters, Inc. and subsidiaries (collectively the "Company") as of February 1, 1997 and February 3, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ending February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 26, 1997

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

                                                             February 1,       February 3,
                                                                1997              1996
                                                             -----------       -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $   7,022        $  4,234
   Marketable securities (Note 9)                                54,084          37,606
   Accounts receivable                                            5,561           5,573
   Merchandise inventories                                      100,442         109,898
   Prepaid expenses                                               5,734           5,519
                                                              ---------        --------
     Total current assets                                       172,843         162,830
                                                              ---------        --------

PROPERTY AND EQUIPMENT:
   Fixtures and equipment                                        66,828          64,688
   Leasehold improvements                                       102,912         100,840
                                                              ---------        --------
                                                                169,740         165,528
   Less accumulated depreciation
      and amortization                                           74,356          60,446
                                                              ---------        --------
      Net property and equipment                                 95,384         105,082
                                                              ---------        --------

OTHER ASSETS                                                      4,106           4,400
                                                              ---------        --------
TOTAL ASSETS                                                  $ 272,333        $272,312
                                                              =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $   3,264        $  7,827
   Dividends payable-preferred stock                              1,010              --
   Salaries, wages and other accrued expenses                    13,318          13,546
   Taxes, other than income taxes                                 1,318           1,591
   Income taxes payable (Note 6)                                  1,979             753
   Current portion long-term debt (Note 4)                           --           3,000
                                                              ---------        --------
     Total current liabilities                                   20,889          26,717

LONG-TERM DEBT, LESS CURRENT PORTION
   (Note 4):                                                     58,853          75,038

DEFERRED INCOME TAXES (Note 6)                                   16,454          17,348

OTHER LIABILITIES                                                 5,729           4,567

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 7 and 8)

SHAREHOLDERS' EQUITY (Note 3):
   Convertible preferred stock, $100 par value
       authorized 1,000,000 shares,
   Issued and outstanding Series A - 149,999 shares and
       Series B - 50,001 shares                                  20,000              --
   Common stock, no par value,
       authorized 50,000,000 shares,
       issued and outstanding 17,155,086                             58              58
   Unrealized holding gain (loss) on
       available for sale securities (Note 9)                       (29)             38
   Additional paid-in capital                                    62,273          62,773
   Retained earnings                                             88,106          85,773
                                                              ---------        --------
     Total shareholders' equity                                 170,408         148,642
                                                              ---------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 272,333        $272,312
                                                              =========        ========

See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

                                                                             Fifty-Two         Fifty-Three           Fifty-Two
                                                                            Weeks Ended        Weeks Ended          Weeks Ended
                                                                            February 1,        February 3,          January 28,
                                                                               1997               1996                 1995
                                                                            -----------        -----------         ------------
        NET SALES                                                          $    441,243        $    432,048        $    399,264

        COST OF GOODS SOLD (including occupancy and
           indirect costs)                                                      322,110             310,163             282,875
                                                                           ------------        ------------        ------------
        GROSS PROFIT                                                            119,133             121,885             116,389

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 7 and 8)
                                                                                111,218             109,414              93,853

        RESTRUCTURING EXPENSE (Note 2)                                               --                (217)             11,000
                                                                           ------------        ------------        ------------

        OPERATING INCOME                                                          7,915              12,688              11,536

        OTHER EXPENSES (INCOME):
           Interest Expense                                                       5,003               6,920               7,166
           Interest Income                                                       (1,650)             (1,855)             (1,449)
           Loss (Gain) on Sale of Government
              Securities (Note 9)                                                    19                 (26)                121
                                                                           ------------        ------------        ------------
                                                                                  3,372               5,039               5,838
                                                                           ------------        ------------        ------------

        INCOME BEFORE INCOME TAX PROVISION                                        4,543               7,649               5,698

        INCOME TAX PROVISION (Note 6)                                             1,200               3,146               2,336
                                                                           ------------        ------------        ------------

        NET INCOME                                                                3,343               4,503               3,362

        Preferred Stock Dividend Requirement                                        842                  --                  --
                                                                           ------------        ------------        ------------

        Net Income Available to Common Shareholders                        $      2,501        $      4,503        $      3,362
                                                                           ============        ============        ============

        NET INCOME PER COMMON SHARE                                        $       0.15        $       0.26        $       0.20
                                                                           ============        ============        ============

        WEIGHTED AVERAGE SHARES  OUTSTANDING                                 17,155,000          17,288,000          17,095,000
                                                                           ============        ============        ============

        See notes to consolidated financial statements

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

                                                             Fifty-Two       Fifty-Three      Fifty-Two
                                                            Weeks Ended      Weeks Ended     Weeks Ended
                                                            February 1,      February 3,     January 28,
                                                               1997              1996           1995
                                                            -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  3,343        $  4,503        $  3,362
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Restructuring charge                                             --            (217)         11,000
  Depreciation and amortization                                17,113          16,056          14,269
  Loss on disposal of property and equipment                    1,067             954             550
  Deferred income taxes                                          (894)          3,227           1,397
  Deferred rent                                                 1,160           1,020             800
  Other                                                         1,297           1,442             579
Changes in operating assets and liabilities, net
  of effects of restructuring:
  Decrease (Increase) in accounts receivable                       12           1,095            (753)
  Decrease (Increase) in merchandise inventories                9,456         (12,575)         (7,052)
  Decrease (Increase) in prepaid expenses                        (215)           (918)            761
  Decrease (Increase) in other assets                             128             (51)             17
  Increase (Decrease) in accounts payable,
    accrued salaries, wages and other accrued
    expenses and taxes, other than income taxes                (5,089)         (5,201)          8,911
  Increase (Decrease) in income taxes payable                   1,226              (2)            425
                                                             --------        --------        --------

Net cash provided by operating activities                      28,604           9,333          34,266
                                                             --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (8,474)        (22,626)        (20,592)
  (Increase) Decrease in marketable securities                (16,592)          6,153          (4,546)
                                                             --------        --------        --------

  Net cash used in investing activities                       (25,066)        (16,473)        (25,138)
                                                             --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible preferred stock                      20,000              --              --
  Expenses of Issuance of convertible preferred stock            (500)             --              --
  Repayment of long-term debt                                 (20,250)         (3,750)         (6,000)
  Exercise of stock options                                        --             350           2,683
                                                             --------        --------        --------
  Net cash used in financing activities                          (750)         (3,400)         (3,317)
                                                             --------        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  2,788         (10,540)          5,811

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                      4,234          14,774           8,963
                                                             --------        --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $  7,022        $  4,234        $ 14,774
                                                             ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Unrealized holding gain (loss) on available
    for sale securities                                      $    (50)       $     64        $   (356)
                                                             ========        ========        ========

  Cash paid (refunded) during the year for:
     Interest                                                $  4,616        $  6,031        $  6,491
                                                             ========        ========        ========

     Income taxes                                            $    920        $   (820)       $    121
                                                             ========        ========        ========

See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share amounts)


                                         Common          Convertible Preferred                            Unrealized
                                      Stock Issued          Stock Issued          Additional               Holding
                                   ------------------    ---------------------     Paid-In     Retained      Gain
                                   Shares      Amount     Shares      Amount       Capital     Earnings     (Loss)        Total
                                   ------      ------     ------      ------       -------     --------     ------        -----
BALANCE, JANUARY 29, 1994        16,783,472     $58           --          $-      $ 58,666      $ 77,908    $  --     $ 136,632
Unrealized holdings loss                 --      --           --          --            --            --     (210)         (210)
Exercise of stock
  options                           335,174      --           --          --         2,683            --       --         2,683
Tax benefit from
  exercise of stock options              --      --           --          --         1,074            --       --         1,074
Net Income                               --      --           --          --            --         3,362       --         3,362
                                 ----------     ---      -------     -------      --------      --------    -----     ---------
BALANCE, JANUARY 28, 1995        17,118,646      58           --          --        62,423        81,270     (210)      143,541
Unrealized gain (loss)
  Adjustment                             --      --           --          --            --            --      248           248
Exercise of stock options            36,440      --           --          --           350            --       --           350
Net income                               --      --           --          --            --         4,503       --         4,503
                                 ----------     ---      -------     -------      --------      --------    -----     ---------
BALANCE, FEBRUARY 3, 1996        17,155,086      58           --          --        62,773        85,773       38       148,642
Unrealized gain (loss)
  Adjustment                             --      --           --          --            --            --      (67)          (67)
Issuance of Convertible
  Preferred Stock
    Net of Issuance Expenses             --      --      200,000      20,000          (500)           --       --        19,500
Net Income                               --      --           --          --            --         3,343       --         3,343
Declaration of Dividend on
  Convertible Preferred Stock            --      --           --          --            --        (1,010)      --        (1,010)
                                 ----------     ---      -------     -------      --------      --------    -----     ---------
BALANCE, FEBRUARY 1, 1997        17,155,086     $58      200,000     $20,000      $ 62,273      $ 88,106    ($ 29)    $ 170,408
                                 ==========     ===      =======     =======      ========      ========    =====     =========

See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE FISCAL YEARS ENDED FEBRUARY 1, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Business - Lechters, Inc. and its subsidiaries (collectively, the "Company") is a specialty retailer of primarily brand-name basic housewares and decorative housewares. As of February 1, 1997, the Company operated 649 stores in 44 states.

         b. Basis of Presentation - The consolidated financial statements include the accounts of Lechters, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  References to Fiscal 1996 and Fiscal 1995 mean the fiscal year ending on the Saturday closest to the end of January. References to Fiscal 1994 mean the fiscal year ending on the last Saturday in January of the following year. Fiscal year 1996 was comprised of 52 weeks, Fiscal 1995 was comprised of 53 weeks and fiscal year 1994 was comprised of 52 weeks.


         c. Cash Equivalents and Marketable Securities - The Company considers cash on hand in stores, deposits in banks and all highly liquid debt instruments, with original maturities of 90 days or less when purchased, as cash and cash equivalents. Marketable securities are cash investments, primarily U.S. Government securities, with original maturities exceeding 90 days at time of purchase.

                  The Company classifies marketable securities as "Available for Sale" which are carried at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net-of-taxes. (See Note 9.)

         d. Merchandise Inventories - Merchandise inventories are stated on the following methods:

                                          February 1,          February 3,
                                             1997                 1996
                                          -----------          -----------
         Lower of cost (first-in,
         first-out) or market as
         determined by the retail
         inventory method (stores)       $ 73,993,000         $ 76,902,000

         Lower of cost (first-in,
         first-out) or market
         (distribution centers)            26,449,000           32,996,000
                                         ------------         ------------
                                         $100,442,000         $109,898,000
                                         ============         ============

                  The Company includes as inventoriable costs, certain indirect costs, principally purchasing, warehousing and distribution costs, which are necessary to bring inventory to the point of sale. At February 1, 1997 total indirect costs included as part of inventory were approximately $8,750,000. At February 3, 1996, indirect costs included as part of inventory were approximately $9,600,000.

         e. Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method by charges to earnings in amounts sufficient to write-off the cost of depreciable assets over their estimated lives, or where applicable, the terms of the respective leases, whichever is shorter. During Fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS 121 resulted in a $370,000 provision for Fiscal 1996.

         f. Preopening Costs - Preopening costs are capitalized and amortized over a period of 12 months from the date operations commence.

         g. Income Taxes - The Company uses the asset and liability method for financial accounting and reporting for income taxes. A valuation allowance is established, when necessary, to reduce the deferred tax assets to their estimated realizable amounts. (See Note 6.)

         h. Net Income Per Share - Net income per share data were computed by dividing net income less dividend requirements on the Convertible Preferred Stock by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include outstanding stock options. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and are not included in the calculation of primary net income per share. The 5.05% Convertible Preferred Stock issued in April 1996, also did not qualify as a common stock equivalent at the time of issue and are not included in the calculation of primary net income per share. For the purpose of computing fully diluted net income per share, the assumed conversion of the debentures and the preferred stock would have an anti-dilutive effect on Fiscal 1996 and the assumed conversion of the debentures would have an anti-dilutive effect on Fiscal 1995 and 1994 net income per share.

                  The number of shares used in computing net income per share was determined as follows:


                                                     Fiscal Year Ended
                                         --------------------------------------------
                                         February 1,      February 3,     January 28,
                                            1997             1996             1995
                                         ----------       ----------      -----------
          Weighted average common
            shares outstanding           17,155,000       17,147,000       16,898,000
          Common share equivalents               --          141,000          197,000
                                         ----------       ----------       ----------
                                         17,155,000       17,288,000       17,095,000
                                         ==========       ==========       ==========


         i. Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

                  The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values at February 1, 1997 and February 3, 1996, due to the short term maturities of these investments. The fair value of the Company's long-term debt at February 1, 1997 and February 3, 1996 was $41,762,500 and $61,380,000, respectively. The carrying value of long-term debt at February 1, 1997 and February 3, 1996 was $58,853,000 and $78,038,000,
         respectively. The fair value of the Company's long-term debt is based on market prices or dealer quotes (for publicly traded debentures) and on discounted future cash flows using current interest rates for financial instruments with similar characteristics and maturity (for senior notes).

         j. Recent Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which net income per share will be determined. Adoption of this statement by the Company will not have a material impact on net income per share.


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

         l. Reclassifications - Certain reclassifications have been made to the financial statements of prior years to conform with the classifications used for Fiscal 1996.


2.       RESTRUCTURING CHARGE

         During the second quarter of Fiscal 1994, the Company recorded a pretax restructuring charge of $11,000,000 (approximately $6,500,000 after tax, or $0.38 per share) related to its plan to close 10 unprofitable stores and discontinue various unprofitable merchandise lines. The plan called for the termination of the employment of approximately 19 associates from store operations, the service office and distribution centers. This restructuring was completed in Fiscal 1995 and excess reserves of $217,000 were credited to operating income in Fiscal 1995.

3.       SHAREHOLDERS' EQUITY

         a. CONVERTIBLE PREFERRED STOCK - On April 5, 1996, the Company issued 149,999 shares of Series A Convertible Preferred Stock, $100 par value ("Series A Preferred Stock") and 50,001 shares of Series B Convertible Preferred Stock, $100 par value ("Series B Preferred Stock") at par value. Said shares of Convertible Preferred Stock were sold to Prudential Private Equity Investors III, L.P. for $20,000,000. The proceeds from the sale of the Series A and Series B Preferred Stock were used to prepay $15,000,000 of the 9.53% Senior Notes due 2001 and $2,625,000 of the 10.5% Senior Notes due 1998. The balance of the proceeds were used for general corporate purposes. Expenses of the private placement were charged to Additional Paid-in Capital. Series A Preferred Stock and Series B Preferred Stock are convertible to Common Stock at a conversion price of $6.25 per share. Series A Preferred Stock is convertible to 2,399,984 shares of common stock and has voting rights equivalent to that number of common shares. Series B Preferred Stock is convertible to 800,016 of shares of common stock but has no voting rights. Both Series A Preferred Stock and Series B Preferred Stock receive a dividend of 5.05% payable annually. Series A Preferred Stock and Series B Preferred Stock did not qualify as common stock equivalents at the time of issue.

         Robert Knox, a Director of the Company, is a limited partner in Prudential Private Equity Investors III, L.P.

         b. STOCK OPTIONS - In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 1995. As permitted by this statement, the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock option plan.

         If compensation cost for stock options had been determined based on fair values at the grant dates, net income available to common shareholders and net income per share would have been reduced to the pro forma amounts below, for the fiscal years ended February 1, 1997 and February 3, 1996.

                                                      February 1,        February 3,
                                                         1997               1996
                                                      ----------         ----------
         Net income available to common
           shareholders:
           As reported                               $ 2,501,000         $ 4,503,000
           Pro-forma                                 $ 2,079,000         $ 4,478,000

         Net income per share:
           As reported                               $      0.15         $      0.26
           Pro-forma                                 $      0.12         $      0.26

         The pro forma effect of applying FAS 123 is not necessarily indicative of the effect on reported net income for future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:


                                                  Fiscal Year Ended
                                             -------------------------
                                             February 1,   February 3,
                                                1997          1996
                                             -----------   -----------
          Dividend yield                         0%            0%
          Expected volatility                   68%           51%
          Risk-free interest rate              6.3%          6.0%
          Expected life of options            6 years       6 years

         Options granted under the Company's 1989 Incentive and Non-Qualified Stock Option Plan are granted at market value on the date of grant and are exercisable at a rate of 20% per year over a five-year period commencing with the date of grant and expire in 10 years.

         In June 1989, the Company granted to a consultant a non-qualified option to purchase 120,302 shares of the Company's common stock at a price of $6.65 per share, which reflected the fair market value on the date of grant. The option is exercisable in annual installments over a period of four years.

         Changes in stock options were as follows:

                                                   Fiscal 1996                         Fiscal 1995
                                           -------------------------------     -------------------------------
                                                               Weighted                            Weighted
                                                               Average                             Average
                                              Shares        Exercise Price       Shares         Exercise Price
                                              ------        --------------       ------         --------------
          Beginning balance                   940,320        $      5.80          908,620        $     13.51
          Granted                             283,990               5.12        1,135,650               8.04
          Exercised                                 0                  0          (36,440)              9.62
          Canceled                           (114,990)              8.34       (1,067,510)             14.62
                                            ---------        -----------       ----------        -----------
          Ending balance                    1,109,320        $      5.36          940,320        $      5.80
                                            =========        ===========       ==========        ===========
          Reserved for future grant
            at year end                       405,590                             574,590
          Exercisable                         213,730        $      6.60          136,560        $      9.48
          Weighted average fair
            value of options granted
            during the year                                  $      3.41                         $      4.50

         The following table summarizes information concerning stock options outstanding at February 1, 1997:

                                         Options Outstanding                           Options Exercisable
                         --------------------------------------------------      -------------------------------
                                          Weighted Average                           Number
                         Outstanding at      Remaining          Weighted         Exercisable at      Weighted
    Number Range of        February 1,      Contractual         Average            February 1,       Average
    Exercise Prices          1997          Life in Years     Exercise Price           1997        Exercise Price
    ---------------      --------------   ----------------   --------------      --------------   --------------
$ 4.25 to $  5.00          730,350             9.0              $ 4.99               99,630          $ 5.00
  5.01 to    8.50          344,220             8.2                5.61               80,720            6.97
 10.00 to   14.50           34,250             2.8               10.52               32,980           10.39
      20.50                    500             5.4               20.50                  400           20.50
                         ---------                                                  -------
$ 4.25 to $ 20.50        1,109,320                                                  213,730
                         =========                                                  =======

4.       LONG-TERM DEBT

         Long-term debt outstanding is as follows:


                                                           February 1,        February 3,
                                                               1997              1996
                                                           -----------        -----------
          Senior Notes, 10.5% due 1998 (a)                 $        --       $ 5,250,000
          Senior Notes, 9.53% due 2001 (a)                          --        15,000,000
          Convertible Subordinated
             Debentures, 5% due 2001 (b)                    58,853,000        57,788,000
                                                           -----------       -----------
             Total                                          58,853,000        78,038,000
          Less current portion (c)                                   0         3,000,000
                                                           -----------       -----------
                                                           $58,853,000       $75,038,000
                                                           ===========       ===========

         (a) During Fiscal Year 1996, the Company retired both series of Senior Notes Payable. Senior Notes (the "1988 Notes") were due September 1, 1998. Interest on the 1988 Notes was payable semiannually on March 1 and September 1 of each year. Beginning September 1, 1994, and each year thereafter until the 1988 Notes were paid in full, the Company was required to repay $3,000,000 of the principal amount of the 1988 Notes. The 9.53% Senior Notes (the "1991 Notes") were due May 1, 2001. Interest on the 1991 Notes was payable semiannually on May 1 and November 1 of each year. Beginning May 1, 1997, and each year thereafter until the 1991 Notes were paid in full, the Company was required to repay $3,000,000 of the principal amount of the 1991 Notes. The Company was able to prepay the 1988 Notes and the 1991 Notes (collectively, the "Notes") at any time, in whole or in part, at a price equal to the greater of par or the present value of the future debt service on the Notes, discounted at 1/2% above the then current yield on U.S. Treasury securities of a maturity comparable to the remaining weighted average life of the Notes. The provisions of the note agreements included a requirement that the Company maintain a current ratio of at least 1.5 to 1 and limitations on liens, sale and leaseback transactions, funded debt, payment of dividends, acquisitions, investments, sales of assets and incurrence of leases.

         (b) The 5% Convertible Subordinated Debentures (the "Debentures") were issued in 1991 with a yield to maturity of approximately 7.47%. At February 1, 1997 and February 3, 1996, the unamortized original issue discount was $6,147,000 and $7,212,000, respectively. The Debentures are convertible into Common Stock of the Company prior to maturity at a conversion of 32.79 shares per $1,000 principal amount at maturity. Amounts charged to income for the amortization of debenture discount were $1,066,000 and $1,011,000 for Fiscal 1996 and Fiscal 1995,
         respectively.

             The Debentures have not been and will not be registered under the United States Securities Act of 1933.

         (c) The long term debt at February 1, 1997 of $58,853,000 is due in the fiscal year 2001.

5.       LINE OF CREDIT

         At February 1, 1997, the Company had an unused $40,000,000 unsecured Credit Agreement (the "Credit Agreement") with a group of banks. This agreement was amended and restated on May 23, 1996. The Credit Agreement includes a sub-allocation of $30,000,000 for letters of credit. Borrowings under the Credit Agreement bear a base rate interest of either (1) the higher of the prime rate and the sum of the Federal Fund Rate plus 1/2%; or (2) an Adjusted Eurodollar Rate based on
         LIBOR. The Credit Agreement requires maintenance of certain earnings and fixed charge coverage ratios, and the interest rate payable is adjusted by from 1.4% to 2.5% over the above base rate depending on the ratio of consolidated indebtedness to pre-tax cash earnings. The Credit Agreement expires May 22, 1998. At the end of Fiscal 1996 and Fiscal 1995, there were no borrowings outstanding under the Company's Credit Agreement.

         At February 1, 1997 and February 3, 1996, the Company was liable for outstanding letters of credit in the amount of approximately $9,219,000 and $8,886,000, respectively.

6.       INCOME TAXES

         The provision for income taxes consists of the following:

                                          Fiscal Year Ended
                            ----------------------------------------------
                            February 1,       February 3,      January 28,
                                  1997              1996             1995
                           ------------       -----------      -----------
            Federal:
            Current        $ 1,448,000        $  832,000       $  677,000
            Deferred          (625,000)        1,505,000          936,000
                           -----------        ----------       ----------

                               823,000         2,337,000        1,613,000
                           -----------        ----------       ----------

            State:
            Current            625,000           630,000          262,000
            Deferred          (248,000)          179,000          461,000
                           -----------        ----------       ----------

                               377,000           809,000          723,000
                           -----------        ----------       ----------

                           $ 1,200,000        $3,146,000       $2,336,000
                           ===========        ==========       ==========

         A reconciliation of the statutory Federal income tax rate with the effective rate is as follows:

                                                            Fiscal Year Ended
                                                 --------------------------------------
                                                 February 1,  February 3,   January 28,
                                                    1997           1996          1995
                                                 -----------  -----------   -----------
          Statutory Federal income
             tax rate                              34.0%          34.0%         34.0%
          State income taxes, net of
             Federal benefit                        5.5            7.0           8.4
          Reversal of prior year
            residual estimated liabilities        (12.4)            --            --
          Other                                    (0.7)           0.1          (1.4)
                                                   ----           ----          ----
          Effective income tax rate                26.4%          41.1%         41.0%
                                                   ====           ====          ====


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

         The components of the non-current deferred tax liability (asset) are as follows:

                                              February 1,         February 3,
                                                  1997                1996
                                             ------------        ------------
          Accelerated tax depreciation       $ 18,281,000        $ 18,085,000
          Reserve not currently
             deductible                          (539,000)           (737,000)
          AMT credit carryovers                (1,288,000)                 --
                                             ------------        ------------
                                             $ 16,454,000        $ 17,348,000
                                             ============        ============

         The Company files consolidated Federal and state income tax returns. Deferred income tax expense during Fiscal 1996, 1995 and 1994 principally resulted from the use of accelerated methods of depreciation for tax purposes over the straight-line method used for financial reporting purposes.

7.       LEASES

         At February 1, 1997, the Company leased all of its stores and two facilities for its corporate office, warehouse and distribution operations. These operating leases expire on varying dates to 2008.

         At February 1, 1997, aggregate minimum rentals in future periods are as follows:


                                       Minimum
                  Fiscal               Rental
                   Year              Commitment
                  ------             -----------
                   1997              $49,919,000
                   1998              $46,645,000
                   1999              $41,319,000
                   2000              $36,735,000
                   2001              $32,537,000
                   Thereafter        $97,033,000

         The preceding does not include contingent rentals which may be payable under certain leases on the basis of percentage of sales in excess of stipulated amounts. The amounts of such additional rentals incurred were as follows:

                 Fiscal
                  Year                 Amount
                 ------                ------
                  1996               $2,320,000
                  1995               $1,913,000
                  1994               $1,708,000


         Total rent expense was as follows:

                 Fiscal
                  Year                  Amount
                 ------                 ------
                  1996               $52,729,000
                  1995               $50,712,000
                  1994               $45,014,000

8.       EMPLOYEE BENEFIT PLANS AND OTHER COMMITMENTS

         Pursuant to collective bargaining agreements, the Company is obligated to make contributions to union-administered health and welfare, retirement and severance funds which provide benefits for the Company's union-represented associates. Payments under these agreements amounted to approximately $994,000, $1,070,000 and $1,037,000 in Fiscal 1996,
         Fiscal 1995 and Fiscal 1994, respectively.

         In January 1994, the Company adopted a voluntary 401(k) savings plan. The Company matches 25% of each associate's contribution, up to a maximum of 5% of salary. This match is paid in Company common stock purchased by the Trustee on the open market. Approximately $154,000, $181,000 and $176,000 were charged to expense in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

         The Company has a Deferred Compensation Plan covering certain key executives which provides that, at retirement, these associates will receive for a 10-year period an annual predetermined benefit, the amount of which is dependent upon their retirement age. The maximum amount that the associate may receive is being accrued for financial reporting purposes over the employment period. Approximately $129,000, $134,000 and $71,000 were charged to expense in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

         The Company has entered into consulting agreements with certain senior executives whereby, at retirement, these associates will provide consulting and advisory services for a 10-year period. The maximum aggregate amount payable under these agreements is $400,000 per year.

9.       AVAILABLE FOR SALE SECURITIES

         The following is a summary of the available for sale securities which comprise the balance in "marketable securities" at February 1, 1997 and February 3, 1996:

                                                   Gross         Gross
            February 1,                          Unrealized    Unrealized     Estimated
               1997                    Cost        Gains         Losses        Fair Value
         -------------------          ------       -----         ------        ----------
         Government Bonds          $50,300,000    $    --       $(58,000)    $50,242,000
         Municipal Bonds             3,834,000      8,000             --       3,842,000
                                    -----------    -------       --------     -----------
         Total available for
           sale securities         $54,134,000    $ 8,000       $(58,000)    $54,084,000
                                   ===========    =======       ========     ===========

                                                   Gross         Gross
            February 3,                          Unrealized    Unrealized     Estimated
               1996                    Cost        Gains         Losses        Fair Value
         -------------------          ------       -----         ------        ----------
         Government Bonds          $35,489,000    $60,000       $ (2,000)    $35,547,000
         Municipal Bonds             2,053,000      6,000             --       2,059,000
                                   -----------    -------       --------     -----------
         Total available for
           sale securities         $37,542,000    $66,000       $ (2,000)    $37,606,000
                                   ===========    =======       ========     ===========


         The cost and estimated fair value of debt securities at February 1, 1997 by contractual maturity are as follows:


                                                      Estimated
                                      Cost            Fair Value
                                     ------           ----------
             1997                  $35,642,000       $35,625,000
             1998                   14,658,000        14,617,000
             1999                    3,834,000         3,842,000
                                   -----------       -----------
             Total available for
             sale securities       $54,134,000       $54,084,000
                                   ===========       ===========

         Net gains from the sales of available for sale securities are reported on the consolidated statement of income as "Loss (Gain) on Sale of Government Securities". The components of "Loss (Gain) on Sales of Government Securities" for Fiscal 1996, 1995 and 1994 are as follows:

                       Gross            Gross         Loss (Gain)
         Fiscal       Realized        Realized        on Sale of
          Year         Gains           Losses    Government Securities
         ------        -----           ------    ---------------------
          1996       $  (9,000)       $ 28,000        $  19,000
          1995       $(114,000)       $ 88,000        $ (26,000)
          1994       $ (16,000)       $137,000        $ 121,000

10.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                  Fiscal Quarter Ended
                                                        -----------------------------------------------------------------------
                                                             May 4,            August 3,         November 2,      February 1,
                                                              1996              1996                1996             1997
                                                             ------            ---------         -----------      -----------
                                                              (Amounts in thousands except share and per share amounts)
         Net sales                                      $     84,992        $     92,727        $     98,495     $    165,029
         Gross profit                                         20,614              21,878              25,317           51,324
         Income (loss) before income
           tax provision                                      (5,977)             (4,793)             (2,653)          17,966
         Net income (loss)                                    (3,526)             (2,828)             (1,565)          11,262
         Net income (loss) per share (a) (b) (d)        $      (0.21)       $      (0.18)       $      (0.11)    $       0.64
         Number of shares used in computing
           net income (loss) per share                    17,155,000          17,155,000          17,155,000       17,155,000

                                                                                 Fiscal Quarter Ended
                                                        -----------------------------------------------------------------------
                                                           April 29,           July 29,         October 28,       February 3,
                                                             1995                1995              1995               1996
                                                           --------            ---------         -----------      -----------
                                                              (Amounts in thousands except share and per share amounts)
         Net sales                                      $     80,316        $     88,671        $     95,148     $    167,913
         Gross profit                                         20,240              22,745              24,850           54,050
         Restructuring expense                                    --                  --                  --             (217)
         Income (loss) before income
           tax provision                                      (3,973)             (3,163)             (1,559)          16,344
         Net income (loss)                                    (2,344)             (1,866)               (921)           9,634
         Net income (loss) per share (a) (c) (d)        $      (0.13)       $      (0.11)       $      (0.05)    $       0.56
         Number of shares used in computing
           net income (loss) per share                    17,416,000          17,333,000          17,238,000       17,183,000

         (a) Net (loss) income per share is calculated based on net (loss) income less the dividend requirement of the Convertible Preferred Stock.

         (b) Fully diluted net income per share, assuming conversion of the Company's 5% Convertible Subordinated Debentures and elimination of the related interest costs less applicable income taxes and assuming conversion of the 5.05% Convertible Preferred Stock and elimination of the related dividend was $0.54 for the thirteen weeks ended February 1, 1997 on weighted average shares outstanding of 22,487,000.

         (c) Fully diluted net income per share, assuming conversion of the Company's 5% Convertible Subordinate Debentures and elimination of the related interest costs less applicable income taxes was $0.53 per share for the fourteen weeks ended February 3, 1996 on weighted average shares outstanding of 19,314,000.

         (d) Difference of $0.01 between full year income per share and the resulting income per share from the sum of each of the quarters in Fiscal 1996 is due to rounding and Fiscal 1995 is due to the weighted average share calculation and the seasonality of the business.

                                EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------

 3.1 Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-29465 (the "Registration Statement")).

 3.2 By-laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-40372).

 4.1              Preferred Stock Purchase Agreement dated April 5, 1996.*

 4.2 Indenture, dated as of September 27, 1991, between the Company and Chemical Bank, as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 25, 1992).

10.1 1989 Stock Option Plan and form of Agreement pursuant to 1989 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.2 Amended and Restated Revolving Credit Agreement as of May 24, 1996. (Incorporated herein by reference to the Company's Form 10-Q, for the period ended May 4, 1996).

10.3 Form of Deferred Compensation Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.4 Amendment No. 1 to Deferred Compensation Agreement, dated June 16, 1989. (Incorporated herein by reference to Exhibit 10.5.2 to Amendment No. 1 to the Registration Statement).

10.5 Amendment No. 2 to Deferred Compensation Agreement, dated August 15, 1989. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 26, 1991).

10.6 Amendment No. 3 to Deferred Compensation Agreement, dated June 15, 1995. (Incorporated herein by reference to the Company's Form 10-Q for the period ended July 29, 1995.)

10.7 Amendment No. 4 to Deferred Compensation Agreement between the Company and Donald Jonas dated April 8, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.)

10.8 Form of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement).

10.9 Forms of Amendment of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.2 to Amendment No. 1 to the Registration Statement).

10.10 Agreement between the Company and Local 99, UNITE to a collective bargaining agreement covering warehouse employees dated March 16, 1996.*

10.11 Lease for distribution Center space (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated January 2, 1992).

10.12 Lease for Distribution Center space. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended July 25, 1992).

21 Subsidiaries of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.)

23                Consent of Deloitte & Touche LLP.*

24                Powers of Attorney dated April 10, 1997.*

*Filed herewith.