Form 10-Q
period 1997-05-03
LECHTERS INC
filed 1997-06-16
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON DC 20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarterly Period Ended May 3, 1997 COMMISSION FILE NO. 0-17870


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



                        YES  X  NO


The number of shares of the Registrant's common stock, without par value, outstanding at
June 16, 1997: 17,155,086:

                    LECHTERS, INC. AND SUBSIDIARIES
                               FORM 10-Q
                     FOR QUARTER ENDED May 3, 1997
                                 INDEX


                                                              Page No.

PART I.   Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               May 3, 1997 and February 1, 1997                  1

               Consolidated Statements of Income
               for the Thirteen Weeks Ended
               May 3, 1997 and May 4, 1996                          2

               Consolidated Statements of Cash Flows
               for the Thirteen Weeks Ended
               May 3, 1997 and May 4, 1996                          3


               Consolidated Statement of Shareholders'
               Equity for the Thirteen Weeks Ended
               May 3, 1997                                          4

               Notes to Consolidated Financial Statements          5-7

                      LECHTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

             (Amounts in thousands, except share and per share
                                 amounts)

                                            May 3,     February
                                              1997        1,
                                                          1997
                    A S S E T S            (unaudite
                                              d)
           Current Assets:
           Cash and Cash Equivalents       $ 12,110    $
                                                       7,022
           Marketable Securities           42,263      54,084
           Accounts Receivable             8,240       5,561
           Merchandise Inventories         114,384     100,442
           Prepaid Expenses
                                           5,985       5,734

           Total Current Assets            182,982     172,843
           Property and Equipment:
           Fixtures and Equipment          67,596      66,828
           Leasehold Improvements           103,194     102,912
                                           170,790     169,740
           Less Accumulated Depreciation      78,117      74,356
           & Amortization
           Net Property and Equipment        92,673    95,384
           Other Assets
                                           6,142       4,106
           Total Assets                    $281,797    $272,333

           LIABILITIES AND SHAREHOLDERS'
                       EQUITY
           Current Liabilities
           Accounts Payable                $ 16,360    $  3,264
           Dividends Payable - Preferred   -           1,010
           Stock
           Salaries, Wages and Other       15,874      13,318
           Accrued Expenses
           Taxes, Other Than Income Taxes  2,094       1,318
           Income Taxes Payable
                                           250         1,979

           Total Current Liabilities          34,578      20,889
           Long-Term Debt
           5% Convertible Subordinated
           Debentures
              due September 27, 2001 (Net
           of Unamortized                  59,132      58,853
              Discount of $5,868 and
           $6,147, respectively)
           Total Long-Term Debt              59,132      58,853

           Deferred Income Taxes and       22,393      22,183
           Other Deferred Credits
           Shareholders' Equity:
           Convertible Preferred Stock,
           $100 Par Value
              Authorized 1,000,000
           Shares,
              Issued and Outstanding -
           Series A - 149,999
              Shares; Series B - 50,001    20,000      20,000
           Shares
           Common Stock, No Par Value,
              Authorized 50,000,000
           Shares,
              Issued and Outstanding       58          58
           17,155,086
           Unrealized Holding Loss on
           Available
              for Sales Securities         (60)        (29)
           Additional Paid-In Capital      62,273      62,273
           Retained Earnings
                                           83,423      88,106
           Total Shareholders' Equity        165,694     170,408
           Total Liabilities and           $281,797    $272,333
           Shareholders' Equity

           See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
      (Amounts in thousands, except share and per share amounts)

                                            Thirteen Weeks Ended
                                             May 3,      May 4,
                                               1997        1996
    Net Sales                              $ 85,129    $ 84,992

    Cost of Goods Sold (including
       occupancy and indirect costs)       65,152      64,378

        Gross Profit                       19,977      20,614

    Selling, General and
       Administrative Expenses             27,491      25,508

    Operating Loss                         (7,514)     (4,894)

    Other Expenses (Income):
    Interest Expense                       1,146       1,556

    Interest Income                        (688)       (476)

    (Gain) Loss on Sale of Government
       Securities
                                           (34)        3

    Total Other Expenses                         424       1,083

    Loss Before Income Taxes               (7,938)     (5,977)

    Income Tax Benefit                      (3,255)      (2,451)

    Net Loss                               (4,683)     (3,526)

    Preferred Stock Dividend Requirement         252
                                                       84

    Net Loss Applicable to Common          ($ 4,935)   ($3,610)
    Shareholders

    Net Loss Per Common Share               ($0.29)     ($0.21)

    Weighted Average Shares Outstanding    17,155,000  17,155,000

    See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Amounts in thousands)

                                          Thirteen Weeks Ended
                                          May 3,       May 4,
                                            1997         1996
                                              (unaudited)
      Cash Flows From Operating
      Activities:
      Net (Loss)                       ($4,683)     ($3,526)
      Adjustments to Reconcile Net
      Loss to Net
         Cash (Used In) Provided By
      Operating Activities:
      Depreciation and Amortization    4,275        4,136
      Other                            443          136
      Changes in Assets and
      Liabilities:
      Increase in Accounts Receivable  (2,679)      (2,388)
      Increase in Merchandise          (13,942)     (10,144)
      Inventories
      Increase in Prepaid Expenses     (251)        (2,872)
      Increase in Accounts Payable,
         Accrued Expenses and Taxes
      Other                            16,428       10,443
           Than Income Taxes
      Decrease in Income Taxes         (1,729)      (322)
      Payable
      Increase in Other Assets                             (364)
                                       (1,721)

      Net Cash Used In Operating       (3,859)      (4,901)
      Activities

      Cash Flows From Investing
      Activities:
      Capital Expenditures             (1,812)      (1,905)
      Decrease in Available for Sale
         Securities                     11,769       14,531

      Net Cash Provided By Investing   9,957        12,626
      Activities

      Cash Flows From Financing
      Activities:
      Issuance of Preferred Stock      -            20,000
      Payment of Senior Notes Payable  -            (17,625)
      Payment of Preferred Stock       (1,010)
      Dividend                                      -

      Net Cash (Used In) Provided by
      Financing                        (1,010)      2,375
        Activities

      Net Increase in Cash and Cash    5,088        10,100
      Equivalents
      Cash and Cash Equivalents,
      Beginning of                     7,022        4,234
         Period

      Cash and Cash Equivalents, End   $12,110      $14,334
      of Period

      Supplemental Disclosure of Cash
      Flows
        Information:

      Non Cash Investing Activities:

      Unrealized Holding Loss
      Adjustment                       ($      53)  ($    263)
        on Available for Sale
      Securities
      Cash Paid During the Period
      for:
      Interest                         $      84    $ 1,074

      Income Taxes                     $ 1,694      $    322

      See accompanying notes to consolidated financial statements.

                     LECHTERS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         (Amounts in thousands)

                  Common   Preferre Addition            Unrealiz
                  Stock       d        al     Retained     ed
                   Issued   Stock    Paid-In  Earnings  Holding    Total
                             Issued  Capital              Gain
                                                         (Loss)
Balance,         $58       $20,000  $62,273   $88,106   ($29)    $170,408
February 1, 1997

Net Loss -
Thirteen Weeks   --        --       --        (4,683)   --       (4,683)
   Ended May 3,
1997

Unrealized
Holding Loss        --                                    (31)
   Adjustment              --       --        --                 (31)

Balance, May 3,
1997             $58       $20,000  $62,273   $83,423   ($60)    $165,694
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

     The Company's results of operations for the thirteen weeks ended May 3, 1997 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1997.

2.   NET LOSS PER SHARE

     Net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen weeks ended May 3, 1997 and May 4, 1996. Stock options, which are common stock equivalents, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and were not included in the calculation of primary net loss per share for the periods ended May 3, 1997 and May 4, 1996. The Company's Convertible Preferred Stock issued on April 5, 1996 also did not qualify as a common stock equivalent at the time of issue and was not included in the calculation of primary net loss per share for the periods ended May 3, 1997 and May 4, 1996. For the purpose of computing fully diluted net loss per share, the assumed conversion of such debentures would have an anti-dilutive effect on the thirteen weeks ended May 3, 1997 and May 4, 1996. With respect to the Convertible Preferred Stock, conversion of such preferred stock would have an anti-dilutive effect on fully diluted loss per share for the thirteen weeks ended May 3, 1997 and May 4, 1996.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    Recent Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earning per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which net income will be determined. Adoption of this statement by the Company will not have a material impact on net income per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 3, 1997 IN COMPARISON WITH THIRTEEN WEEKS ENDED MAY 4, 1996.

Net sales for the thirteen weeks ended May 3, 1997 increased $137,000 to $85,129,000, a 0.2% increase over $84,992,000 reported for the comparable thirteen week period of the prior year. The sales increase was attributable to the increase in the number of stores open over the prior year. For the first quarter of Fiscal 1997, the Company's comparable store sales decreased 1.3% versus the prior year. Stores open as of May 3, 1997 totaled 648 compared to a total of 641 stores open at May 4, 1996.

Gross Profit for the quarter decreased $637,000 to $19,977,000 and was 23.5% as a percent of net sales which was 0.8 percentage points below the gross profit rate of the prior year. The decrease in gross margin was primarily attributable to the under-absorption of occupancy expenses given the decline of comparable store sales.

Selling, general and administrative expenses totaled $27,491,000, an increase of $1,983,000 over the prior year. At 32.3% as a percent of net sales, the expense rate for the first quarter was 2.3 percentage points higher than the rate for first quarter of Fiscal 1996. The increase in selling, general and administrative expenses was due to the increased operating expenses associated with seven net new stores, additional advertising expenditures and asset write-offs associated with store closings.

Other Expenses for the quarter were $424,000, a $659,000 decrease from the comparable period of the prior year. As a percent of sales, other expenses declined 0.8% to 0.5%. The decrease was attributable to the lower interest expense due to the repayment of $17,625,000 of Senior Notes Payable in April 1996 and higher current quarter interest income which was the result of higher balances of invested cash and marketable securities coupled with higher market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $5,088,000 during the first quarter of Fiscal 1997. Operating activities as reflected on the Statements of Cash Flows were comprised of the net loss adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets. Operating activities utilized $3,859,000 of cash during the first quarter of Fiscal 1997. Significant components of operating activities for the first quarter included the net loss of $4,683,000, depreciation and amortization of $4,275,000, an increase in merchandise inventories of $13,942,000 and a $16,428,000 increase in current liabilities, specifically accounts payable, accrued expenses and taxes. The inventory and accounts payable increases were normal as the Company builds its inventory from its low year end levels. Due to inventory management programs instituted during Fiscal 1996, inventory levels at February 1, 1997 were significantly lower resulting in the higher change in this asset compared to the same period of the prior year although total merchandise inventories were $5,658,000 lower at May 3, 1997 than at May 4, 1996. Investing activities produced $9,957,000 in cash. Capital expenditures, primarily for the construction of and fixtures for new stores, used $1,812,000 of cash while the decrease in available for sale securities provided $11,769,000 of cash. Financing activities utilized $1,010,000 of cash as the Company paid its initial dividend on the convertible preferred stock issued in April 1996.

Item 6 -  Exhibits and Reports on Form 8-K

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



Date:  June 16, 1997