Form 10-Q
period 1997-08-02
LECHTERS INC
filed 1997-09-16
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON DC 20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarterly Period Ended August 2, 1997 COMMISSION FILE NO. 0-17870


                            LECHTERS, INC.


        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW JERSEY                   No. 13-2821526
STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
INCORPORATION                                IDENTIFICATION NO.)

  1 Cape May Street, Harrison, NEW JERSEY    07029
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

Registrant's telephone number, including area code:    (973) 481-1100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                        YES  X  NO


The number of shares of the Registrant's common stock, without par value, outstanding at September 12, 1997: 17,155,086:

                    LECHTERS, INC. AND SUBSIDIARIES
                               FORM 10-Q
                   FOR QUARTER ENDED AUGUST 2, 1997
                                 INDEX


                                                            PAGE NO.

PART I.   Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               August 2, 1997 and February 1, 1997               1

               Consolidated Statements of Income
               for the Thirteen and Twenty-Six Weeks Ended
               August 2, 1997 and August 3, 1996                    2

               Consolidated Statements of Cash Flows
               for the Twenty-Six Weeks Ended
               August 2, 1997 and August 3, 1996                    3


               Consolidated Statement of Shareholders'
               Equity for the Twenty-Six Weeks Ended
               August 2, 1997                                       4

               Notes to Consolidated Financial Statements          5-6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations       7-8

PART II.  Other Information

       Item 6. Exhibits and Reports                                 9

                      LECHTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

             (Amounts in thousands, except share and per share
                                 amounts)

                                           August 2,   February
                                              1997        1,
                                                          1997
                    A S S E T S            (unaudite
                                              d)
           Current Assets:
           Cash and Cash Equivalents       $           $   7,022
                                           12,688
           Marketable Securities           38,252      54,084
           Accounts Receivable             12,904      5,561
           Merchandise Inventories         112,056     100,442
           Prepaid Expenses                    8,448
                                                       5,734

           Total Current Assets            184,348     172,843
           Property and Equipment:
           Fixtures and Equipment          68,269      66,828
           Leasehold Improvements                       102,912
                                           102,855
                                           171,124     169,740
           Less Accumulated Depreciation      81,428      74,356
           & Amortization
                    Net Property and        89,696     95,384
           Equipment
           Other Assets
                                           5,488       4,106
           Total Assets                    $           $272,333
                                           279,532

           LIABILITIES AND SHAREHOLDERS'
                       EQUITY
           Current Liabilities
           Accounts Payable                $14,471     $  3,264
           Dividends Payable - Preferred   0           1,010
           Stock
           Salaries, Wages and Other       18,825      13,318
           Accrued Expenses
           Taxes, Other Than Income Taxes  1,628       1,318
            Income Taxes Payable               22      1,979

           Total Current Liabilities                     20,889
                                           34,946
           Long-Term Debt
           5% Convertible Subordinated
           Debentures
              due September 27, 2001 (Net
           of Unamortized                  59,416      58,853
              Discount of $5,584 and
           $6,147, respectively)
           Total Long-Term Debt              59,416      58,853

           Deferred Income Taxes and       22,698      22,183
           Other Deferred Credits
           Shareholders' Equity:
           Convertible Preferred Stock,
           $100 Par Value
              Authorized 1,000,000
           Shares,
              Issued and Outstanding -
           Series A - 149,999
              Shares; Series B - 50,001    20,000      20,000
           Shares
           Common Stock, No Par Value,
              Authorized 50,000,000
           Shares,
              Issued and Outstanding       58          58
           17,155,086
           Unrealized Holding Loss on
           Available
              for Sale Securities          (7)         (29)
           Additional Paid-In Capital      62,273      62,273
           Retained Earnings
                                           80,148      88,106
           Total Shareholders' Equity                    170,408
                                           162,472
           Total Liabilities and           $           $272,333
           Shareholders' Equity            279,532

           See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
      (Amounts in thousands, except share and per share amounts)


                               Thirteen Weeks   Twenty-Six Weeks
                                  Ended               Ended
                             August   August    August  August 3,
                               2,       3,        2,
                               1997     1996      1997      1996
                               (unaudited)         (unaudited)
    Net Sales                $        $        $        $177,719
                             95,114   92,727   180,243
    Cost of Goods Sold
    (including               72,266   70,849   137,418  135,227
       occupancy and
    indirect costs)

          Gross Profit       22,848   21,878   42,825   42,492

    Selling, General and
       Administrative        27,892   25,853   55,383   51,361
    Expenses
    Operating Loss           (5,044)  (3,975)  (12,558) (8,869)
    Other Expenses
    (Income):
        Interest Expense     1,134    1,186    2,280    2,742
        Interest Income      (618)    (369)    (1,306)  (845)
        Loss (Gain) on Sale
    of                       (10)              (44)
           Government                 1                 4
    Securities

    Total Other Expenses     506               930        1,901
    (Income)                          818

    Loss Before Income       (5,550)  (4,793)  (13,488) (10,770)
    Taxes

    Income Tax Benefit       (2,275)           (5,530)   (4,416)
                                      (1,965)

    Net Loss                 (3,275)  (2,828)  (7,958)  (6,354)

    Preferred Stock          253               505            336
    Dividend Requirement              252

    Net Loss Applicable to
    Common                   ($3,528  ($3,080  ($8,463) ($6,690)
      Shareholders           )        )

    Net Loss Per Common      ($0.21)           ($0.49)   ($0.39)
    Share                             ($0.18)
    Weighted Average Common
    Shares                   17,155,  17,155,  17,155,0 17,155,00
       Outstanding           000      000      00       0

    See accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Amounts in thousands)

                                         Twenty-Six Weeks Ended
                                        August 2,    August 3,
                                            1997         1996
                                              (unaudited)
      Cash Flows From Operating
      Activities:
      Net Loss                         ($7,958)     ($6,354)
      Adjustments to Reconcile Net
      Loss to Net
         Cash Used In Operating
      Activities:
      Depreciation and Amortization    8,591        8,349
      Other                            982          888
      Changes in Assets and
      Liabilities:
      Increase in Accounts Receivable  (7,343)      (4,529)
      Increase in Merchandise          (11,614)     (9,061)
      Inventories
      Increase in Prepaid Expenses     (2,714)      (5,676)
      Increase in Accounts Payable,
          Accrued Expenses and Taxes
        Other                          17,024       10,542
          Than Income Taxes
      Decrease in Income Taxes         (1,957)      (665)
      Payable
      Increase in Other Assets         (869)        (687)

      Net Cash Used In Operating       (5,858)      (7,193)
      Activities

      Cash Flows From Investing
      Activities:
      Capital Expenditures             (3,336)      (3,907)
      Decrease in Available for Sale
           Securities                  15,870        15,185

      Net Cash Provided by
        Investing Activities           12,534       11,278

      Cash Flows From Financing
      Activities:
      Issuance of Preferred Stock      0            20,000
      Payment of Senior Notes          0            (17,625)
      Payment of Preferred Stock       (1,010)                --
      Dividend

      Net Cash (Used In) Provided by
      Financing                        (1,010)          2,375
        Activities

      Net Increase in Cash and
        Cash Equivalents               5,666        6,460
      Cash and Cash Equivalents,
      Beginning of                     7,022           4,234
        Period

      Cash and Cash Equivalents, End   12,688       $10,694
      of Period

      Supplemental Disclosure of Cash
      Flows
        Information:

      Non Cash Investing Activities:

      Unrealized Holding Loss
      Adjustment                       $38          ($252)
        on Available for Sale
      Securities
      Cash Paid During the Period
      for:
      Interest                         $121         $ 1,100

      Income Taxes                     $1,923       $    665

      See accompanying notes to consolidated financial statements.

                     LECHTERS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         (Amounts in thousands)

                   Common   Preferr  Additio            Unreali
                   Stock       ed      nal     Retaine    zed
                             Stock   Paid-In      d     Holding    Total
                   Issued                      Earning    Gain
                             Issued  Capital      s      (Loss)
Balance, February $58       $20,000  $62,273   $88,106  ($29)     $170,40
1, 1997                                                           8

Net Loss - Twenty-
Six Weeks         --        --       --        (7,958)  --        (7,958)
Ended August 2,
1997

Unrealized
Holding Loss         --                                  22        22
   Adjustment               --       --        --

Balance, August
2, 1997           $58       $20,000  $62,273   $80,148  ($7)      $162,47
   (unaudited)                                                    2


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

     The Company's results of operations for the thirteen and twenty-six weeks ended August 2, 1997 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1997.

2.   NET LOSS PER SHARE

     Net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen and twenty-six weeks ended August 2, 1997 and August 3, 1996. Stock options, which are common stock equivalents, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. The Company's 5% Convertible Subordinated Debentures issued in September 1991 did not qualify as a common stock equivalent at the time of issue and were not included in the calculation of primary net loss per share for the periods ended August 2, 1997 and August 3, 1996. The Company's Convertible Preferred Stock issued on April 5, 1996 also did not qualify as a common stock equivalent at the time of issue. For the purpose of computing fully diluted net loss per share, the assumed conversion of such debentures would have an anti-dilutive effect on fully diluted loss per share for the thirteen and twenty-six weeks ended August 2, 1997 and August 3, 1996. With respect to the Convertible Preferred Stock, conversion of such preferred stock would have an anti-dilutive effect on the calculation of fully diluted loss per share for the thirteen and twenty-six weeks ended August 2, 1997 and August 3, 1996.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 128)
     "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which net income per share will be determined. Adoption of this statement by the Company will not have a material impact on net income per share.

4.   AMENDMENT OF THE AMENDED AND RESTATED CREDIT AGREEMENT

     On September 11, 1997, the Company and a group of banks executed Amendment No. 1 of the Amended and Restated Credit Agreement (Credit Agreement) dated May 23, 1996. The significant terms of Amendment No. 1 included the authorization of the Company to purchase, redeem or retire up to one million shares in aggregate of its common stock, to make loans to employees, and allows letters of credit to have extended expiration dates rather than automatically expiring 90 days after issuance. The termination date of the Credit Agreement remains May 22, 1998. The Board of Directors of the Company, at its Meeting held September 11, 1997, authorized the purchase, redemption or retirement by the Company of its common stock to the extent permitted under the Credit Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED AUGUST 2, 1997 IN COMPARISON WITH THIRTEEN WEEKS ENDED AUGUST 3, 1996.

Net sales for the thirteen weeks ended August 2, 1997 increased $2,387,000 to $95,114,000, a 2.6% increase over $92,727,000 reported for the comparable thirteen week period of the prior fiscal year. The sales increase was attributable to increased advertising activity by the Company in support of our Lechters Housewares stores and to the increase in the number of stores open over the prior year. For the second quarter of Fiscal 1997, the Company's comparable store sales increased 0.9% versus the prior year. During the second quarter of Fiscal 1997, the Company opened one store and closed four. Stores open as of August 2, 1997 totaled 645 compared to a total of 643 stores open at August 3, 1996, an increase of 0.3%.

Gross Profit for the quarter increased $970,000 to $22,848,000 and was 24.0% as a percent of net sales, which was 0.4 percentage points above the gross profit rate for the second quarter of the prior year. The increase in gross margin was primarily attributable to both a lower cost of goods sold for Lechters Housewares merchandise and better absorption of fixed occupancy expenses resulting from the increase in comparable store sales.

Selling, general and administrative expenses totaled $27,892,000, an increase of $2,039,000 over the same period of the prior year. At 29.3% as a percent of net sales, the expense rate for the second quarter was 1.4 percentage points higher than the rate for second quarter of Fiscal 1996. The increase in selling, general and administrative expenses was due to the planned increase in operating expenses associated with two new stores, additional advertising expenditures, and expenses and asset write-offs associated with the closing of four stores during the second quarter of 1997.

Other Expenses for the quarter were $506,000, a $312,000 decrease from the comparable period of the prior year. As a percent of sales, other expenses declined 0.4% to 0.5%. The decrease was primarily attributable to higher interest income which was the result of higher balances of invested cash and marketable securities and higher market interest rates.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 IN COMPARISON WITH TWENTY-SIX WEEKS ENDED AUGUST 3, 1996.

Net sales for the twenty-six weeks ended August 2, 1997 increased $2,524,000 to $180,243,000, a 1.4% increase over $177,719,000 reported for the comparable twenty-six week period of the prior fiscal year. The sales increase was attributable to additional promotional activities of the Company and to the increase in the number of stores open over the prior year. Through the first two quarters of Fiscal 1997, the Company's comparable store sales decreased 0.2% versus the prior year. For the year to date, the Company has opened three stores and closed seven stores. The net decrease of four stores for the year has reduced the Company's retail selling space by 15,800 square feet to approximately 2,416,400. As of August 2, 1997, the Company operated 645 stores as compared with 643 stores at August 3, 1996, an increase of 0.3%.

Gross Profit for the year to date increased $333,000 to $42,825,000 and was 23.8% as a percent of net sales which was 0.1 percentage points below the gross profit rate for the comparable year to date period of the prior year. The slight decrease in the gross margin rate was primarily attributable to the under-absorption of occupancy expenses given the decline of comparable store sales.

Selling, general and administrative expenses totaled $55,383,000, an increase of $4,022,000 over the prior year. At 30.7% as a percent of net sales, the expense rate for the year to date was 1.8 percentage points higher than the rate for comparable twenty-six week period of Fiscal 1996. The increase in selling, general and administrative expenses was due to the increased operating expenses associated with new stores, additional advertising expenditures, and expenses and asset write-offs associated with store closings.

Other Expenses for the fiscal year to date were $930,000, a $971,000 decrease from $1,901,000 reported for the comparable period of the prior year. As a percent of sales, other expenses declined 1.1% to 0.5%. The decrease was attributable to the lower interest expense due to the repayment of the Company's senior notes during the prior fiscal year and higher interest income which was the result of higher balances of invested cash and marketable securities coupled with higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, cash equivalents and marketable securities increased $18,077,000 over the balances at the close of the second quarter of Fiscal 1996. This increase was a significant reason for the aforementioned improvement in Other Expenses, especially in the second quarter of Fiscal 1996.

Cash flow during the twenty-six weeks ended August 2, 1997 as reflected on the Statements of Cash Flows, produced an increase in cash and cash equivalents of $5,666,000. Operating activities, comprised of the operating loss of $7,958,000 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets utilized $5,858,000 of cash to date during Fiscal 1997. Significant components of operating activities for the year to date included depreciation and amortization which provided cash of $8,591,000, merchandise inventories which increased using $11,614,000 of cash and accounts payable, accrued expenses and taxes other than income taxes which increased and provided cash of $17,024,000. The increases in inventory and accounts payable were normal as the Company rebuilt its inventories from their low year end levels. Due to inventory management programs instituted during Fiscal 1996, inventory levels at February 1, 1997 were significantly lower resulting in the higher change in this asset for the year to date, although total merchandise inventories were $6,903,000 lower at August 2, 1997 than at August 3, 1996. Investing activities, capital expenditures and reductions in marketable (available for sale) securities produced $12,534,000 in cash. Capital expenditures used $3,336,000 of cash while the decrease in available for sale securities provided $15,870,000 of cash. Capital expenditures were primarily for construction of and fixtures for new locations and for enhancements to the information technology infrastructure. Financing activities utilized $1,010,000 of cash as the Company paid its initial dividend on the convertible preferred stock issued in April 1996.

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



Date: September 16, 1997