Form 10-Q
period 1997-11-01
LECHTERS INC
filed 1997-12-08
CIK 798186

SECURITIES AND

                          EXCHANGE

                          COMMISSION

                          WASHINGTON DC

                          20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION
                13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934




  For Quarterly Period Ended November 1, 1997 COMMISSION
                                 FILE NO. 017870
                     LECHTERS, INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW JERSEY                   No. 13-
2821526
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



                        YES  X  NO


The number of shares of the Registrant' s common stock s common stock, without par value, outstanding at December 3, 1997:
17,174,286:

                    LECHTERS, INC. AND SUBSIDIARIES
                               FORM 10-Q
                  FOR QUARTER ENDED
                                 NOVEMBE
                                 R 1,
                                 1997
                                 INDEX

                                                              PAGE NO. PART I.

Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               November 1, 1997 and February 1, 1997             1

               Consolidated Statements of Income
               for the Thirteen and Thirty-Nine Weeks
Ended
               November 1, 1997 and November 2, 1996                2

               Consolidated Statements of Cash Flows
               for the Thirty-Nine Weeks Ended
               November 1, 1997 and November 2, 1996                3

               Consolidated Statement of Shareholders'
          Equity for the Thirty-Nine Weeks Ended
               November 1, 1997
4

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

PART II.       Other Information

       Item 6. Exhibits and Reports
9

                      LECHTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share
                                 and per share
                                 amounts)

                                           November    February
                                              1,          1,
                                              1997        1997
                    A S S E T S
(unaudite
                                              d)
           Current Assets:
           Cash and Cash Equivalents       $ 3,901     $
                                                       7,022 Marketable
           Securities  28,762    54,084
           Accounts Receivable             14,480      5,561
           Merchandise Inventories         140,947     100,442
           Prepaid Expenses
8,689
                                                       5,734

           Total Current Assets            196,779     172,843
           Property and Equipment:
           Fixtures and Equipment          62,843      66,828
           Leasehold Improvements          100,875      102,912
                                           163,718     169,740
           Less Accumulated Depreciation     77,378       74,356
           & Amortization
                 Net Property and          86,340       95,384
           Equipment
           Other Assets                       5,896
                                                       4,106 Total Assets
           $289,015 $272,333

           LIABILITIES AND SHAREHOLDERS'
                       EQUITY
           Current Liabilities
           Accounts Payable                $ 24,412    $  3,264
           Dividends Payable - Preferred   --          1,010
           Stock
           Salaries, Wages and Other       18,602      13,318
           Accrued Expenses
           Taxes, Other Than Income Taxes  2,309       1,318
            Income Taxes Payable                        1,979
                                           799

           Total Current Liabilities
46,122   20,889
           Long-term Debt
           5% Convertible Subordinated
           Debentures
              due September 27, 2001 (Net
59,706
           of Unamortized                              58,853
              Discount of $5,294 and
           $6,147, respectively)
           Total Long-Term Debt            59,706        58,853
           Deferred Income Taxes and       22,942      22,183
           Other Deferred Credits
           Shareholders' Equity:
           Convertible Preferred Stock,
           $100 Par Value
              Authorized 1,000,000
           Shares,
              Issued and Outstanding -
           Series A - 149,999
              Shares; Series B - 50,001    20,000      20,000
           Shares
           Common Stock, No Par Value,
              Authorized 50,000,000
           Shares,
              Issued and Outstanding       58          58
           17,155,086
           Unrealized Holding Gain (Loss)
           on Available
              for Sales Securities         2           (29)
           Additional Paid-in Capital      62,273      62,273
           Retained Earnings                77,912
                                                       88,106
Total Shareholders' Equity    160,245       170,408
           Total Liabilities and           $289,015    $272,333
           Shareholders'Equity

           See accompanying notes to consolidated
           financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
       (Amounts in thousands, except share and per share data)


                               Thirteen Weeks
                                   Thirty-Nine Weeks
                                   Ended
                                   Ended
                             Novembe  Novembe
                              Novembe   November r 1,     r 2,     r 1,
                              2,
                               1997      1996
1997      1996
                                (unaudited)
(unaudited)
    Net Sales                $        $
$279,95  $
                             99,711   98,495   4        276,214
    Cost of Goods Sold
    (including                        73,178            208,405
       occupancy and         74,902
212,320
    indirect costs)
    Gross Profit             24,809   25,317
67,634     67,809
    Selling, General and
       Administrative         27,989  27,085
83,372  78,446
    Expenses
    Operating Loss           (3,180)  (1,768)
(15,738  (10,637)
                                               )
    Other Expenses
    (Income):
    Interest Expense         1,153    1,177    3,433    3,919
    Interest Income          (412)    (307)
(1,718)  (1,152)
    Net Investment
       (Gain/Income) Loss                                      19
                             (131)    15       (175)
    Total Other Expenses
1,540     2,786
    (Income)                 610      885
    Loss Before Income       (3,790)  (2,653)
(17,278  (13,423)
    Taxes                                      )
    Income Tax Benefit                                   (5,504)
                             (1,554)  (1,088)
(7,084)
    Net Loss                 (2,236)
(10,194  (7,919)
                                      (1,565)  )
    Preferred Stock                                           589
    Dividend Requirement     253      253      758
    Net Loss Applicable to
    Common                   ($2,489  ($1,818
($10,95  ($8,508)
      Shareholders           )        )        2)
    Net Loss Per Common                                  ($0.50)
    Share                    ($0.15)  ($0.11)
($0.64)
    Weighted Average Common
    Shares                   17,155,  17,155,
17,155,  17,155,00
       Outstanding           000      000      000      0

    See accompanying notes to consolidated financial



statements.

                   LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Amounts in thousands)

                                        Thirty-Nine
                                       Weeks Ended
                                       November 1,
                                       November 2,
                                            1997         1996

(unaudited)
      Cash Flows From Operating
      Activities:
      Net Loss                         ($10,194)
($7,919)
      Adjustments to Reconcile Net
      Loss to Net
   Cash Used In  Operating
Activities:
Depreciation and Amortization    12,917       12,609
Deferred Rent                    694          625
Other                            982          1,256
Changes in Assets and
Liabilities:
Increase in Accounts Receivable  (8,919)      (5,632)
Increase in Merchandise          (40,505)     (35,947)
Inventories
Increase in Prepaid Expenses     (2,955)      (6,074)
Increase in Accounts Payable,
  Accrued Expenses and Taxes
Other                            27,423       26,109
  Than Income Taxes
Decrease in Income Taxes         (1,180)      (861)
Payable
(Increase) Decrease in Other      (1,251)            152
Assets

Net Cash Used In Operating        (22,988)    (15,682)
Activities

Cash Flows From Investing
Activities:
Capital Expenditures             (4,499)      (6,624)
Decrease in Available for Sale
   Securities                     25,376       25,836

Net Cash Provided by
  Investing Activities            20,877      19,212

Cash Flows From Financing
Activities:
Issuance of Preferred Stock      --           20,000
Payment of Senior Notes Payable  --           (20,250)
Payment of Preferred Stock                              --
Dividend                         (1,010)

Net Cash Used In Financing
  Activities                       (1,010)    (250)

Net (Decrease) Increase  in
Cash and                         (3,121)      3,280
  Cash Equivalents
Cash and Cash Equivalents,
Beginning of                        7,022     4,234
  Period

Cash and Cash Equivalents, End   $  3,901     $ 7,514
of Period

Supplemental Disclosure of Cash
Flows
  Information:

Non Cash Investing Activities:

Unrealized Holding Loss
Adjustment                       $      54    ($  144)
  on Available for Sale
Securities
Cash Paid During the Period
for:
Interest                         $ 3,378      $ 4,546

      Income Taxes                     $ 2,061      $  847

      See accompanying notes to consolidated financial statements.

                     LECHTERS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         (Amounts in thousands)

                  Common   Preferre Addition            Unrealiz
                  Stock       d        al     Retained     ed
                   Issued   Stock    Paid-In  Earnings  Holding    Total
                             Issued  Capital              Gain
                                                         (Loss)
Balance,         $58       $20,000  $62,273   $88,106   ($ 29)   $170,408
February 1, 1997

Net Loss Thirty-
Nine Weeks       --        --       --        (10,194)  --       (10,194)
   Ended
November 1, 1997

Unrealized
Holding Loss        --                                      31         31
   Adjustment              --       --        --

Balance,
November 1, 1997 $58       $20,000  $62,273   $ 77,912  $    2   $
   (unaudited)                                                   160,245


See accompanying notes to consolidated financial statements.

                    LECHTERS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)


1.   GENERAL
     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included.
     The Company's results of operations for the thirteen and thirty nine weeks ended November 1, 1997 are not necessarily indicative of the operating results for the full year.
     Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1997.
2.   NET LOSS PER SHARE
     Net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen and thirty-nine weeks ended November 1, 1997 and November 2, 1996.
     Stock options, which are common stock equivalents, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share.
     Neither the Company's 5% Convertible Subordinated Debentures issued in September 1991 nor the Convertible Preferred Stock issued in April 1996 qualified as common stock equivalents at the time of issuance. Consequently, both were excluded from the calculations of primary net loss per share for the periods ended November 1, 1997 and November 2, 1996.
     For the purpose of computing fully diluted net loss per share, the assumed conversion of such debentures would have an antidilutive effect on fully diluted loss per share for the thirteen and thirty-nine weeks ended November 1, 1997 and November 2, 1996. With respect to the Convertible Preferred Stock, conversion of such preferred stock would have an anti-dilutive effect on the calculation of fully diluted loss per share for the thirteen and thirty-nine weeks ended November 1, 1997 and November 2, 1996.

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

PAGE>     9
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 IN COMPARISON WITH THIRTEEN WEEKS ENDED NOVEMBER 2, 1996.
Net sales for the thirteen weeks ended November 1, 1997 increased $1,216,000 to $99,711,000, a 1.2% increase over $98,495,000 reported for the comparable thirteen week period of the prior fiscal year. The sales increase was in part attributable to increased advertising activity by the Company in support of the Lechters Housewares stores. For the third quarter of Fiscal 1997, the Company's comparable store sales increased 0.4% versus the prior year. By division, comparable store sales for Lechters Housewares increased 2.8% and Famous Brands Housewares Outlets decreased 6.4%. During the third quarter of Fiscal 1997, the Company opened one store and closed four.
Gross Profit for the quarter decreased $508,000 to $24,809,000 and was 24.9% as a percent of net sales, which was 0.8 percentage points below the gross profit rate for the third quarter of the prior year. The decrease in gross margin was primarily attributable to an increase in cost of goods sold expense. The increase was a result of additional price reductions related to a merchandise mix shift and assortment transition occurring primarily in the Company's Famous Brands Housewares Outlets division.
Selling, general and administrative expenses totaled $27,989,000, an increase of $904,000 over the same period of the prior year. At 28.1% as a percent of net sales, the expense rate for the third quarter was
0.6 percentage points higher than the rate for comparable period of Fiscal 1996. The increase in selling, general and administrative expenses was due to the planned increase in payroll, particularly in the Service Office, and additional advertising expenditures for promotion of the Company's Lechters Housewares division.
Other Expenses for the quarter were $610,000, a $275,000 decrease from the comparable period of the prior year. As a percent of sales, other expenses declined 0.3% to 0.6%. The decrease was primarily attributable to higher interest income and investment income, primarily dividends, which were the result of higher balances of invested cash and marketable securities.
THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 IN COMPARISON WITH THIRTYNINE WEEKS ENDED NOVEMBER 2, 1996.
Net sales for the thirty-nine weeks ended November 1, 1997 increased $3,740,000 to $279,954,000, a 1.4% increase over $276,214,000 reported for the comparable thirty-nine week period of the prior fiscal year. The sales increase was primarily attributable to additional promotional activities of the Company. Through the first three quarters of Fiscal 1997, the Company's comparable store sales increased 0.2% versus the prior year. By division, comparable store sales for Lechters Housewares increased 2.6% and Famous Brands Housewares Outlets decreased 7.3%. Year to date, the Company has opened four stores and closed eleven stores. The net decrease of seven stores for the year has reduced the Company's retail selling space by 39,500 square feet to approximately 2,406,500. As of November 1, 1997, the Company operated 642 stores as compared with 647 stores at November 2, 1996, a decrease of 0.8%.

Gross Profit for the year to date decreased $175,000 to $67,634,000 and was 24.2% as a percent of net sales and was 0.3 percentage points below the gross profit rate for the comparable year to date period of the prior year. The slight decrease in the gross margin rate was primarily attributable to higher levels of price reductions in support of the Company's increased advertising, a shift in merchandise mix and an assortment transition in the Company's Famous Brands Housewares Outlets division.

Selling, general and administrative expenses totaled $83,372,000, an increase of $4,926,000 over the prior year. At 29.8% as a percent of net sales, the expense rate for the year to date was 1.4 percentage points higher than the rate for comparable thirty-nine week period of Fiscal 1996. The increase in selling, general and administrative expenses was due to planned increases in payroll expenses both at the stores and Service Office and additional advertising expenditures for promotion of the Company's Lechters Housewares division.

Other Expenses for the fiscal year to date were $1,540,000, a $1,246,000 decrease from $2,786,000 reported for the comparable period of the prior year. As a percent of sales, other expenses declined 0.4% to 0.6%. The decrease was attributable to the lower interest expense due to the repayment of the Company's senior notes during the prior fiscal year. The Company also earned higher interest income and increased investment income, primarily dividends, which were the result of higher balances of invested cash and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, cash equivalents and marketable securities increased $13,523,000 over the balances at the close of the third quarter of Fiscal 1996. This increase was a significant reason for the aforementioned improvement in Other Expenses.

Cash flow during the thirty-nine weeks ended November 1, 1997 as reflected on the Statements of Cash Flows, was a net decrease in cash and cash equivalents of $3,121,000. Operating activities, comprised of the operating loss of $10,194,000 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, has utilized $22,988,000 of cash during Fiscal 1997 to date. Significant components of operating activities for the year to date included depreciation and amortization which provided cash of $12,917,000, merchandise inventories which increased using $40,505,000 of cash and accounts payable, accrued expenses and taxes other than income taxes which increased and provided cash of $27,423,000. The increases in inventory and accounts payable were normal as the Company has rebuilt its inventories in preparation for the upcoming holiday sales period. Due to inventory management programs instituted during Fiscal 1996, inventory levels at February 1, 1997 were significantly lower resulting in the higher change in this asset for the year to date, although total merchandise inventories were $4,898,000 lower at November 1, 1997 than at November 2, 1996. Investing activities, capital expenditures and reductions in marketable (available for sale) securities produced $20,877,000 in cash. Capital expenditures used $4,499,000 of cash while the decrease in available for sale securities provided $25,376,000 of cash.

Capital expenditures were primarily for construction of and fixtures for new locations and for enhancements to the information technology infrastructure. Financing activities utilized $1,010,000 of cash as the Company paid its initial dividend on the convertible preferred stock issued in April 1996.

Item 6-   Exhibits and Reports on Form 8-K
     None
                              SIGNATURES


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



Date:     December 5, 1997