Form 10-K
period 1998-01-31
LECHTERS INC
filed 1998-04-27
CIK 798186

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended January 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period
      from      To

Commission File No. 0-17870

                                 LECHTERS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW JERSEY                               No. 13-2821526
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)       (I.R.S. EMPLOYER
                                                       IDENTIFICATION NO.)

1 Cape May Street, Harrison, New Jersey                     07029-2404
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

                              YES |X|    NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
================================================================================

      As of April 17, 1998 17,174,286 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing price on the NASDAQ National Market on that date) was approximately $75,191,663.

      For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,375,705 Shares beneficially owned by directors and executive officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on June 18, 1998.

--------------------------------------------------------------------------------
Forward Looking Statements - All statements in this Annual Report on Form 10-K, including those incorporated herein by reference, that do not reflect historical information are forward looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include, but are not limited to, competition, economic downturns, dependence upon product development, international business risks and seasonality of business.
--------------------------------------------------------------------------------

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

      The first Lechters Housewares(R) store was opened in Rockaway, New Jersey. New store development emphasized mall locations but was subsequently expanded to include strip center and city locations. The concept was distinctly advantaged in the breadth of its assortment and the convenience of its locations. In 1990, the Company created the Famous Brands Housewares Outlet(R) concept as an additional growth opportunity. The intent of the Famous Brands concept was to represent housewares manufacturers not otherwise having a retail presence in outlet malls, a venue experiencing substantial customer traffic and rapid new center development.

      The Company's unit expansion peaked in fiscal year 1992 when 81 new stores were opened. As of the end of the current fiscal year, the Company owned and operated 626 stores (465 Lechters Housewares(R) stores, 161 Famous Brands Housewares Outlet(R)) in 44 states.

      The Company is currently repositioning both concepts. While both concepts feature houseware products, Lechters Housewares(R) is enhancing its franchise as the country's largest specialty retailer of products for the kitchen. Famous Brands Housewares Outlet(R) is in the process of transitioning the greater portion of its assortment to off-price merchandise in an effort to establish the exceptional value proposition expected in outlet mall locations. The details of both concepts' operating strategies follow in this report.

      The Company operated as a private concern during the period from its inception to its initial public offering on July 25, 1989. The Company's common stock is listed on NASDAQ under the symbol LECH.

Operating Strategies

A. Merchandising and Marketing

      The Company's business is conducted through two retail store divisions, namely, Lechters Housewares(R) and Famous Brands Housewares Outlet(R) .

Lechters Housewares(R):

      The mission of the Lechters Housewares(R) is to meet its customers needs for "products for the home at good values" in the following ways:

      1. Focus on the kitchen and aggressively pursue the frame, storage and organization business.

      2. Offer trend right, moderate to better merchandise that positions Lechters as a unique and exciting retailer.

      3. Provide a friendly, easy to shop store environment in convenient locations supported by knowledgeable customer service oriented and sales focused associates.

      4. Build the Company's brand equity through marketing, advertising and promotional activities.

      Lechters Housewares(R) stores are merchandised and marketed to a large cross section of customers typically found in high-traffic, regional shopping malls having at least two major department stores as "anchors", with at least 200,000 square feet of retail space for specialty stores. City stores and strip center stores are also operated under this trade name. The Company believes it appeals to a broad range of customers, with its primary customer being female with an average household income of $40,000 - $50,000 per year.

      The Lechters Housewares(R) product line is broadly defined as basic housewares (cookware, bakeware, kitchen gadgets, utensils, small electrics, household storage and organization) and decorative housewares (table top, textiles, frames) which accounted for 61% and 39%, respectively, of 1997 sales. Of the over 4,000 items in the line, 20% accounted for approximately 75% of current year sales. No individual item accounted for more than 1%.

      All products sold by the Company are either private label or national brand names including but not limited to, Rubbermaid, Durand, Ecko, Farberware, Henckels, Krups, OXO, Pyrex, Revere and T-Fal. The Company's own brands include Cooks Club(R) (cookware, gadgets & utensils), Simple Solutions(R) (storage & organization) and Regent Gallery(R) (frames & accessories). Private label merchandise accounted for approximately 38% of Fiscal 1997 net sales.

      The Lechters Housewares(R) division believes that it has unique strengths in several areas. Market research indicates that 27% of Lechters' customers purchase gifts and that gift purchases carry a 25% higher average ticket than non-gift purchases. The Company has developed specific strategies to appeal to the gift customer including expanded holiday decorative product offerings, gift baskets and specific advertising and marketing efforts directed at gift giving periods like Mother's Day.

      Lechters is also a leader in seasonal products and the development of new and fresh products through private label as well as branded products. Lechters strives to insure that new products, particularly those geared toward specific seasonal business reflect current color and fashion trends.

      National brand merchandise is generally priced at department store and specialty retailer "sale prices" everyday. The value of these products is further enhanced by periodic sales and promotional events. In addition, the Lechters Housewares(R) division offers unique value through its specially designed private label program. The Company's price advantage reflects its purchasing power and its unique ability to design proprietary product (design, quality, and functionality) and secure special savings by importing that product directly from overseas.

      Items generally range in price from $1.00 to $200.00, with most items selling for less than $10.00. All sales are transacted in cash and through third-party credit cards, which accounted for approximately 63% and 37%, respectively, of Fiscal 1997 net sales.

      Based upon the success of its 1996 advertising test in selected markets, the Company expanded its advertising program in 1997. Ten (10) Sunday circulars were run in 1997 in 8 major markets across the United States. Each circular had a circulation of over five (5) million copies and impacted approximately 52% of all Lechters Housewares(R) stores. The 1997 advertising program was successful and will be continued.

      Funding of the Company's advertising expense is supported in part by cooperative advertising allowances from suppliers. Net advertising expense was 1.8% of Lechters Housewares(R) sales in 1997 as compared to 1.3% in 1996.

      The Lechters Housewares(R) business is highly seasonal. As a convenience concept, the chain benefits from the high concentration of traffic about its stores during certain times of the year. Sales are highest during the year-end holiday season, followed by a strong back-to-school business, which commences in late July. In 1997, November/December and back-to-school sales accounted for approximately 33% and 18%, respectively, of total year sales.

Famous Brands Housewares Outlet(R)

      The mission of Famous Brands Housewares Outlet(R) is to become the leading retailer of off-price housewares in outlet centers and the preferred retailer for U.S. housewares manufacturers to liquidate their excess, discontinued, and slow selling inventory.

      The Company believes it can offer its outlet customers extraordinary savings opportunities as compared to regular priced retailers through its ability to purchase off-price housewares. This commitment to off-price merchandise is a new direction based on a strategic assessment of the market and Famous Brands Housewares Outlet(R) position in the outlet malls. The outlet customer is more price driven than the mall customer and requires a fresh assortment to inspire a purchase decision.

      Famous Brands began 1997 with approximately 7% of sales generated by off-price merchandise. The remainder of the assortment was the same as the Lechters Housewares(R) assortment with limited reductions in pricing. At the end of 1997, 32% of sales were generated by off-price merchandise. The expectation is that well over half of all sales in 1998 will come from off-price merchandise.

      The assortment of off-price merchandise is broader than the assortment offered in Lechters Housewares(R). As examples, categories like accent furniture, lighting and decorative silk flower arrangements as well as expanded giftware are periodically added as opportunity buys present themselves. Their broadened category mix contributes to the "treasure hunt" atmosphere that is so important to the appeal of this business. The Famous Brands stores offer an assortment of basic Lechters Housewares(R) merchandise to supplement the constantly changing assortment of off-price purchases. The strategy is supported by a merchandising team dedicated to Famous Brands Housewares Outlet(R).

      Famous Brands Housewares Outlet(R) stores typically have lower occupancy expenses and leasehold improvement requirements versus stores located in malls, city locations and strip centers. The lower cost structure supports the lower price points of the outlet environment.

      Given the geographic dispersion of customers who frequent outlet centers, the marketing strategy to drive the Famous Brands Housewares Outlet(R) business will continue to rely primarily on in-store signing, handouts, displays and participation in mall sponsored promotions. The location of these centers outside major media markets preclude the use of traditional broadcast or print media.

      The seasonality of the Famous Brands Housewares Outlet(R) business differs slightly from that of the Lechters Housewares(R) division. The summer season represents a greater portion of the annual sales in Famous Brands Housewares Outlet(R) given the increase in leisure travel and the proximity of outlet centers to major routes and vacation destinations. The November/December period represents 27% of the year in Famous Brands Housewares Outlet(R) versus 33% for Lechters Housewares(R).

B. Purchasing, Warehousing and Distribution

      The Service Office is responsible for virtually all merchandising decisions to include product selection, sourcing, pricing and in-store display. Merchandise mix is determined by the Service Office at each store's inception and is dictated by store size and configuration. All categories of merchandise are reviewed and edited on a regular basis to accommodate seasonal sales opportunities and evolving customer requirements.

      The Company has two buying staffs, one for each store division. The Lechters Housewares(R) buying staff is comprised of a Vice President - General Merchandise Manager, two merchandise managers and four buyers. The Famous Brands buying staff includes a Vice President - General Merchandise Manager, one merchandise manager and three buyers.

      The buying staffs are supported by a Planning and Allocation staff that includes a Vice President - Merchandise Replenishment and Logistics, a director of replenishment, and eight reorder buyers each specializing in certain product categories.

      The Company purchases its products from over 400 suppliers with no supplier accounting for more than 7% of Fiscal 1997 sales. Approximately 71% of its products are purchased in the United States which ensures sufficient flexibility in the management and flow of merchandise. The remaining 29% is proprietary merchandise developed by the Company and imported directly from overseas. This proprietary merchandise is sourced primarily in the Far East. The Company believes that there are alternate sources for virtually all of its products.

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

      The Company generally maintains an average of ten (10) weeks of supply of Lechters Housewares(R) re-orderable merchandise at the Distribution Center. It maintains six weeks of supply of off-price merchandise at the Distribution Center to support Famous Brands.

      The Company uses contract carriers to supply its stores with merchandise from its distribution centers. The Company's stores are supplied with merchandise within two to five days of shipping an order from the warehouse, depending upon the store's distance from the distribution centers. On average, stores are supplied with merchandise on a bi-weekly basis. Shipments are accelerated during peak sales periods and are more frequent to high volume and city locations. The ordering process is facilitated by a Computer Assisted Replenishment (CAR) system.

C. Store Operations

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

      The store's organization is headed by a Senior Vice President and supported by a Service Office staff. The latter is responsible for the development of store operations policies and procedures, the design of in-store programs, store associate training programs, coordination of activities with other functions residing in the Service Office and general communications.

      As of April 1, 1998, the field organization was comprised of four Regional Vice Presidents and two Regional Managers, each of whom has profit and loss responsibility for several districts and provides leadership to 40 District Managers. The District Managers, in turn, are responsible for the day-to-day operations of the stores. Their supervisory span of control ranges from 8 to 23 stores, averaging approximately 14 stores each. Those Districts Managers at the high end of the range are supported by Area Managers who are Store Managers with additional oversight responsibility for 1 to 3 stores. Stores are typically staffed with a Manager, 2 Assistant Managers and 5 sales/cashier Associates. The stores schedule their labor from a pool of hourly Associates, the majority of which are part-time. The number of Associates on hand at any one time is a function of customer traffic and scheduled store activities, such as training events and the receipt of merchandise.

      Recognizing the value of distinct divisional identities, the Company realigned its field organization in 1996 along divisional lines. Previously, field management had combined division responsibility which did not afford the focused attention required of each.

      The Company is committed to the in-store development of its Associates. A training and evaluation program is provided to new Store Managers. Additionally, the Company has developed a program under which it transfers qualified Associates to other stores throughout the country to gain the experience necessary for promotion. All store Associates attend periodic training sessions designed to develop their management, merchandising and customer service skills.

      The Company believes its pay and benefits package is competitive with retail industry standards. Complemented by the aforementioned training program and promotional opportunities, it enables the Company to attract and retain a quality workforce.

      The Company believes that the security measures in its stores are strict, reflecting the cash orientation of the Company's business. The Company employs 7 field Loss Prevention Managers, who are responsible for the review of cash register transactions and inventory management procedures, in an effort to control inventory shrinkage. Their periodic reviews are complemented by audit programs to include District Manager conducted reviews and Service Office monitoring of store transaction reports. Particular emphasis is placed on stores with a history of inventory shrinkages in excess of the norm.

D. Real Estate

      The Company considers its ability to obtain and retain attractive, high-traffic store locations to be a critical element of its business and a key determinant of the Company's future growth and profitability. Lechters Housewares(R) mall stores are located primarily in high-traffic regional enclosed projects while strip centers and city stores are located in the premium project or downtown area as defined by market analysis. Famous Brands Housewares Outlet(R) stores are located in the dominant outlet projects nationally.

      As shown in the following table, the Company operated 465 Lechters Housewares(R) stores as of year-end. These stores range in size from 1,800 to 10,900 square feet and average approximately 3,700 square feet. The Company's 161 Famous Brands Housewares Outlet(R) stores range in size from 3,000 to 7,500 square feet and average 3,900 square feet.

                                Lechters Housewares(R)            Famous Brands    Total
                      ------------------------------------------  -------------    -----
                         Malls      Strips      City   Sub-Total     Outlet

February 1, 1997:
   Units                    424          37        24         485        164          649
   Square Feet        1,540,900     140,900   105,300   1,787,100    645,100    2,432,200

1997 Additions:
   Units                      0           4         0           4          3            7
   Square Feet                0      13,400         0      13,400     10,100       23,500

1997 Closings:
   Units                     21           3         0          24          6           30
   Square Feet           75,900      11,800         0      87,700     21,600      109,300

January  31, 1998:
   Units                    403          38        24         465        161          626
   Square Feet        1,465,000     142,500   105,300   1,712,800    633,600    2,346,400(1)

(1) Approximately 90% of the total store space of the Company's stores represents selling area. The balance is storage and office space.

      The Company's present expansion plan is limited and opportunistic given its high level of penetration of the better performing malls and outlet centers, and the need to fully implement new merchandising and promotional strategies. In the near future it perceives the greater opportunity for new store development to lie in strip centers. The Company's Fiscal 1998 development plan is to open approximately 25 new stores.

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

      The costs of new store development differ by division and further varies with the size of the store and site conditions. The costs incurred by the Company to open an average 3,800 square foot store under typical site conditions are approximately, as shown below:

                                                         Inventory,
                                                           net of
                             Leasehold      Fixtures      Accounts    Preopening
                            Improvement   & Equipment      Payable      Expense
                            -----------   -----------    ----------     -------
Lechters Housewares(R)
(Malls)                       $200,000      $ 64,000      $ 80,000     $  8,000
Lechters Housewares(R)
(Strip Centers)               $145,000      $ 64,000      $ 92,000     $  6,000
Famous Brands Housewares
Outlet(R)                     $ 61,000      $ 64,000      $ 80,000     $ 13,000

      The Company actively manages its real estate portfolio to ensure profitability at the store level. In case of an under-performing store, the Company will seek reduction in its occupancy expense under its existing lease agreement, or any agreement extending the term thereof. Where profitability is unattainable, the Company will exercise its right to terminate its lease agreement under any volume termination provision or upon expiration of the term.

      The Company closed thirty (30) stores in Fiscal Year 1997. In Fiscal Year 1998, the Company plans to close sixty (60) to seventy (70) stores. This acceleration in closing is partly to improve the quality of the Company's store locations and partly to redeploy the assets from under-performing locations, the majority of which are mall based to strip center locations especially in major markets, wherein the benefits of its advertising programs can be leveraged.

      The majority of the Company's leases expire or will be subject to termination by the Company over the next four (4) years. While the current real estate environment has improved, the Company does have leverage in the management of its occupancy expenses and flexibility in store location. The Company intends to capitalize on this flexibility by seeking shorter terms where it is an advantage and longer terms where it makes sense to make a longer commitment.

E. Information Technology

      The Company relies heavily on technology in the conduct of its business. While fully automated, it is continually reevaluating its systems capabilities to support the current and future needs of the business.

      The Company's data resides on a combination of platforms connected in an open system, client/server environment. Over the next several years, all production processing will be consolidated on a single platform, the IBM SP2. This restructuring is intended to take advantage of the increased processing power inherent in the most current technology and also eliminate the inefficiency of having to support a more complex and aging hardware configuration. In 1998 the Company will also complete the upgrade of its local area network (LAN) in order to service the greater utilization of decision support applications and electronic communications throughout the organization.

      The corporate data center is located within the Company's Service Office in Harrison, New Jersey. To ensure continuous operations, the Company also maintains backup system capabilities at a third-party disaster recovery site.

      In-store systems consist of IBM 4684 and 4694 Point of Sale registers with Symbol Technology laser scanners. This technology enables the efficient processing of customer transactions, daily reporting of basic sales and transaction information, ordering and receipt of inventories, payroll processing and E-mail communication with the Service Office. Additionally, field managers are equipped with laptop computers which facilitate their communication capabilities and access to essential store, district and region level management reports.

      The Company controls the level and distribution of merchandise in its distribution centers and stores through the use of an internally developed replenishment system. While sufficient to meet the historic distribution characteristics of the business, the development of a more dynamic profile of current and future operations requires a substantially greater degree of functionality. Accordingly, in September 1997, the Company committed to the phased implementation of a replacement merchandising system. The Company expects to complete the installation of JDA's merchandise software by January 1999.

      The Company's distribution centers are internally operated using an automated warehouse management system which also incorporates radio frequency laser scanning technology. This system enables the cost efficient handling and control of inventory in a paperless environment.

      In 1997, the Company successfully installed the first phase of a new financial system. This first phase included the upgrading of basic financial functions relating to the processing of the business. In 1998, the Company intends to augment the new system with substantial planning, decision support and report writing capabilities. This system will be fully integrated with the aforementioned JDA merchandise system when the latter comes on line.

      The Company has aggressively expanded its Electronic Data Interchange
(EDI) capabilities and is currently communicating with 204 of its highest volume vendors. During 1998, the Company plans to continue to enhance these vendor partnerships and to integrate EDI technology into additional areas of the business.

      The Company maintains a Website at `www.lechters.com'. The Website was revamped in 1997 to make for more graphical appeal and ease of navigation. The site features descriptive Company information, upcoming sales promotions in the stores and basic investor relations materials. While the Company does not presently conduct any commerce through the site, it continuously monitors activity and developments for feasibility in the future.

Competition

      The business in which the Company is engaged is highly competitive and many items sold by the Company are sold by department stores, general merchandise discount stores, hardware stores, supermarkets and others having greater financial and other resources than the Company. To a lesser extent, the Company also competes with mail order companies and other specialty retailers of home related products. However, the Company believes that it competes favorably with such retailers because the Company offers a broader assortment of housewares merchandise than most of its competitors. Furthermore, it's prices are generally lower than those charged by department stores and are generally competitive with those charged by general merchandise discount stores. Nevertheless, there can be no assurance that any or all of the factors listed above which enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company.

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

Associates

      On April 1, 1998, the Company employed 6,311 persons, 1,907 of whom were full-time (30 or more hours per week) and 4,404 of whom were part-time Associates. Of this total, 483 were located at the Company's Harrison, New Jersey Service Office and two distribution centers, including 46 as Regional and District Managers, 7 as Loss Prevention Managers and 44 Associates are located at the Company's North Las Vegas, Nevada distribution center.

      On April 1, 1998, the 188 non-management distribution and office Associates at the Harrison, New Jersey facility were represented by UNITE, Local 99, under contracts expiring on March 15, 1999 and June 30, 2000, respectively. The 5,828 Associates in the Company's 621 retail stores are non-union.

      The Company has never experienced a strike or other labor disruption and is unaware of any current efforts or plans to organize its non-union Associates. The Company believes that its employee relations are satisfactory.

Executive Officers

      The following table shows information regarding executive officers of the Company as of April 20, 1998:

                            Position or Office          Term of Employ-
Name              Age       with the Company            ment Commenced
----              ---       ----------------            --------------
Donald Jonas       68       Chairman of the Board       January 1984
                            Chief Executive
                            Officer and President

Robert J. Harloe   53       Senior Vice President       August 1994
                            - Human Resources

Dennis Hickey      50       Senior Vice President       January 1991
                            - Stores

Ira S. Rosenberg   64       Vice President,             January 1984
                            Secretary and
                            Corporate Counsel

James Shea         52       Senior Vice President       November 1994
                            - Marketing and
                            Merchandising

John W. Smolak     49       Senior Vice President       February 1995
                            and Chief Financial
                            Officer

William  Sullivan  54       Senior Vice President       March 1998
                            - Real Estate

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

      James Shea was elected Senior Vice President - Marketing and Merchandising of the Company in December 1994. Prior to joining the Company in November 1994, Mr. Shea served as Senior Vice President, General Merchandise Manager, Homestore with Kaufmann's, a division of the May Department Stores Company, from 1990 to November 1994. From 1985 through 1990 he was employed by Lechmere, a hardgoods chain, as Vice President and General Merchandise Manager. Mr. Shea was also Vice President of Marketing and Merchandising for Eddie Bauer and spent 12 years with Dayton Department Stores in various merchandising positions.

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

      William R. Sullivan was elected Senior Vice President - Real Estate of the Company in April 1998. Prior to that he was employed by Compass Retail, Inc., a division of Equitable Real Estate, from 1990 to 1997 as Executive Vice President
- Leasing. Mr. Sullivan previously held the position of Senior Vice President of Leasing for Kravco, Inc. in King of Prussia, Pennsylvania, from 1972 to 1990. Mr. Sullivan started his career in the shopping center business with The Rouse Company.

Item 2. Properties.

      The general offices of the Company are located at 1 Cape May Street, Harrison, New Jersey. The Company leases approximately 540,000 square feet of floor space at this location. Approximately 460,000 square feet are being utilized for the distribution center, and approximately 80,000 square feet for the Company's service offices. This lease expires on January 31, 2007 and the Company has three five-year renewal options.

      The Company leases approximately 155,000 square foot distribution center in North Las Vegas, Nevada. Approximately 151,000 square feet are being utilized for the distribution center, and approximately 4,000 square feet for administrative offices. Constructed and opened in 1993, the facility is designed to enable expansion of an additional 100,000 square feet should the need arise. This lease expires on April 7, 2008 and the Company has four five-year renewal options.

      The Company leases all of its stores. Lease terms for the Company's stores are generally 10 to 12 years in duration without renewal options or five years with one or more renewal options and provide for a fixed minimum rental plus a percentage of sales once the minimum has been satisfied. However, certain stores are operated under short-term extensions of otherwise expired leases.

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

                                         Price of Common Stock
                                         ---------------------
                     Fiscal 1997           High          Low
                     -----------           ----          ---
                     1st Quarter           4-1/8        3-1/8
                     2nd Quarter           5-1/8        3-1/4
                     3rd Quarter           5-7/16       3-1/2
                     4th Quarter           7-3/8        4-7/8

                     Fiscal 1996           High        Low
                     -----------           ----        ---
                     1st Quarter           8-1/8      4-1/4
                     2nd Quarter           7-1/4      4-3/8
                     3rd Quarter           5-3/4      4-1/4
                     4th Quarter           5-1/4      3-7/8

      These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions.

      On April 17,1998, there were approximately 809 holders of record of the Common Stock. On April 17, 1998, the closing price of the Common Stock was $5.875.

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

                                          Fifty-Two             Fifty-Three            Fifty-Two
                                         Weeks Ended            Weeks Ended           Weeks Ended
                               --------------------------------------------------------------------------

                               January 31,     February 1,      February 3,      January 28,  January 29,
                                   1998           1997             1996             1995         1994
---------------------------------------------------------------------------------------------------------

                               (Dollars in thousands, except share, per share and selected perating data)
Income Statement Data:
Net sales                     $    445,310    $    441,243    $    432,048    $    399,264   $    350,196
Cost of goods sold
  (including occupancy
   and indirect costs)             325,269         322,110         310,163         282,875        242,833
                              ------------    ------------    ------------    ------------   ------------

Gross profit                       120,041         119,133         121,885         116,389        107,363
Selling, general and,
  Administrative expenses          115,541         110,848         109,414          93,853         83,669
Restructuring expense                   --              --            (217)         11,000             --
Provision for
   asset impairment                  8,746             370              --              --             --
                              ------------    ------------    ------------    ------------   ------------
Operating (loss) income             (4,246)          7,915          12,688          11,536         23,694
Other expenses (1)                   1,952           3,372           5,039           5,838          4,991
                              ------------    ------------    ------------    ------------   ------------

(Loss) Income before
    income tax provision            (6,198)          4,543           7,649           5,698         18,703
Income tax (benefit)
  provision                         (2,440)          1,200           3,146           2,336          7,623
                              ------------    ------------    ------------    ------------   ------------

Net (loss) income                   (3,758)          3,343           4,503           3,362         11,080

Preferred stock dividend
   requirement                       1,010             842              --              --             --
                              ------------    ------------    ------------    ------------   ------------

Net (loss) income available
   to common shareholders     $     (4,768)   $      2,501    $      4,503    $      3,362   $     11,080
                              ============    ============    ============    ============   ============

Net (loss) income
  per share (2)(3)
   Basic                      $      (0.28)   $       0.15    $       0.26    $       0.20   $       0.66
   Diluted                    $      (0.28)   $       0.15    $       0.26    $       0.20   $       0.65

Weighted average common
  shares outstanding (3)(4)
   Basic                        17,159,000      17,155,000      17,147,000      16,898,000     16,768,000
   Diluted                      17,159,000      17,155,100      17,154,000      16,989,000     17,095,000

                                          Fifty-Two             Fifty-Three            Fifty-Two
                                         Weeks Ended            Weeks Ended           Weeks Ended
                               --------------------------------------------------------------------------

                               January 31,     February 1,      February 3,      January 28,  January 29,
                                   1998           1997             1996             1995         1994
---------------------------------------------------------------------------------------------------------

                              (Dollars in thousands, except share, per share and selected operating data)
Selected Operating Data:
Stores opened during year                7              16              48              49             61
Stores closed during year               30               9              11              11              7
Stores open at year-end                626             649             642             605            567
Total square feet of store
  space (at year-end) (5)        2,346,400       2,432,200       2,405,100       2,228,195      2,048,916
Sales per average square
  foot of total space (5)(6)  $        186    $        182    $        186    $        187   $        185
Percentage increase
  (decrease) in comparable
  store sales (7)                      0.5%           (0.2%)          (1.6%)           3.2%          (1.2%)

Balance Sheet Data:
Working capital               $    163,998    $    151,954    $    136,113    $    134,785   $    134,695
Total assets                       277,434         272,333         272,312         270,710        256,812
Long-term debt                      60,001          58,853          75,038          77,777         82,859
Shareholders' equity               165,850         170,408         148,642         143,541        136,632
Total debt to total
  Capitalization                      26.6%           25.7%           34.4%           36.0%          38.6%

(1) Other expenses includes interest expense net of interest income, gains realized on the sale of government securities and investment income, primarily dividends, from marketable securities.
(2) Net (loss) income per share for Fiscal 1997 and Fiscal 1996 was calculated on net (loss) income less the preferred stock dividends requirement.
(3) All share and per share amounts included herewith have been adjusted to give effect to the 2-for-1 stock split in April 1992. The Company has never paid any cash dividends on its Common Stock.
(4) Outstanding shares for the calculation of "basic" net (loss) income per share is the weighted average of outstanding shares calculated on a daily basis. Outstanding shares for "diluted" net (loss) income per share includes incremental shares for the Company's incentive stock option plan. The incremental shares represent the average of incremental shares included in the calculation of net (loss) income per share for each quarter.
(5) Approximately 90% of total store space represents selling area. The balance is storage and office space.
(6) Average square feet of total store space represents the average of square feet of total store space at the beginning and end of each fiscal year. Sales per average square foot of total store space is the result of dividing net sales for the year by average square feet of total store space. These amounts are not adjusted to reflect the seasonal nature of the Company's sales or the impact of opening stores in different periods during the year.
(7) Comparable store sales data are calculated based on each store's time in operation during the prior year (even if such store began operations in the prior year) compared with its corresponding time in operation during the current year. Comparable store sales for Fiscal 1996 and 1995 are reported on a 52-week basis. Comparable store sales for 1997 exclude sales of stores to be closed starting 90 days prior to closing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Fiscal 1997 in Comparison with Fiscal 1996

      Net sales for Fiscal 1997, the fifty-two week period ended January 31, 1998, increased $4,067,000 to $445,310,000, a 0.9% increase over Fiscal 1996, the fifty-two week period ended February 1, 1997. The increase in sales reflects a 0.5% increase in same store sales, offset in part by a net reduction in store count of 23 (7 openings, 30 closings). At the close of the fiscal year the Company operated 626 stores compared with 649 stores at the close of Fiscal 1996.

      Gross profit for Fiscal 1997 was $120,041,000, a $908,000 increase over the prior fiscal year. The gross profit rate of 27.0% as a percent of sales equaled the rate for Fiscal 1996. Favorable shrinkage performance and a favorable merchandise mix in Lechters Housewares were offset by additional price reductions, the transition in progress to lower margin off-price merchandise in Famous Brands and the under-absorption of higher occupancy costs.

      Selling, general and administrative expenses increased $4,693,000 to $115,541,000. The expense rate of 25.9% was 80 basis points above the rate for Fiscal 1996. The additional expense reflects the costs of the Company's expanded advertising program, an increase in Service Office payroll to support staffing of the Famous Brands off-price merchandise strategy and new concept development initiative, added investment in information technology and costs relating to the closing of 30 stores.

      The Company recorded a non-cash provision for asset impairment of $8,746,000 during the fourth quarter of Fiscal 1997. This charge to operating income relates primarily to the write-down of under-performing store long-lived assets in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The provision reflects the impairment of under-performing properties, some of which will be closed in Fiscal 1998.

      Other expenses for Fiscal 1997 were $1,952,000, a decrease of $1,420,000 from Fiscal 1996. At 0.4% of sales, other expenses were 40 basis points below the prior fiscal year rate. Interest expense declined $378,000 primarily as a result of the early retirement of the Senior Notes Payable in Fiscal 1996. Interest income increased $684,000 and investment gains/income increased $358,000 reflecting the higher levels of invested cash and marketable securities and favorable market rates.

      Income taxes for Fiscal 1997 were at an effective rate of 39.4% which was comparable to the Company's historical income tax rate except for Fiscal 1996 which had an effective rate of 26.4% related to the reversal of residual estimated liabilities for prior years. The income tax provision for Fiscal 1997 is a "benefit" due to the reported loss for the fiscal year.

      The net loss for Fiscal 1997 was $3,758,000 compared to a net income for Fiscal 1996 of $3,343,000. The loss was primarily the result of the aforementioned provision for asset impairment.

Fiscal 1996 in Comparison with Fiscal 1995

      Net sales for Fiscal 1996, the 52 week period ended February 1, 1997, increased $9,195,000 to $441,243,000, a 2.1% increase over Fiscal 1995, the 53 week period ended February 3, 1996, primarily as a result of the addition of seven stores and the impact of the introduction of the Company's advertising program. For Fiscal 1995, the Company adopted the National Retail Federation's reporting calendar which resulted in the additional week. On a comparable 52 week basis for both fiscal years, sales increased 3.5% and comparable store sales decreased 0.2%. At the close of the fiscal year, the Company operated 649 stores compared to 642 stores at close of the previous fiscal year, a net increase of seven stores or 1.1%. Total retail space increased approximately 27,000 square feet to 2,432,200 at February 1, 1997.

      Gross profit for Fiscal 1996 was $119,133,000, a $2,752,000 decrease from Fiscal 1995. The resulting gross profit rate of 27.0% was 120 basis points below that of Fiscal 1995. Gross profit was favorably impacted by an increase of higher margin merchandise from both foreign and domestic sources. However, promotional pricing associated with the Company's advertising programs and a highly competitive retail market place produced price reductions in excess of last year. Additionally, while inventory shrinkage was at the Company's historical average, it deteriorated from the exceptional performance of the prior year. Finally, rent and other occupancy costs were underabsorbed due to the decline in comparable store sales.

      Selling, general and administrative expenses increased $1,434,000 to $110,848,000. The expense rate of 25.1% of net sales was 20 basis points below the rate of Fiscal 1995. While expenses increased due to the net addition of seven stores and the implementation of the Company's advertising programs, savings were achieved in variable expenses such as benefits and Service Office payroll, one less week of operations expense, and the absence of significant contingent liability provisions as were required last year. The Company recorded a $370,000 provision for asset impairment during Fiscal 1996.

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

      Income taxes for Fiscal 1996 were provided at an effective rate of 26.4% compared with 41.1% for Fiscal 1995. The 1996 tax provision rate was reduced due to the reversal of residual estimated liabilities for prior years.

Year 2000 Compliance

      The Company is actively addressing the year 2000 issue. All systems have been reviewed for compliance and where necessary program modifications made. Alternatively, where also warranted by business functionality requirements, certain legacy systems have or will be replaced with new software certified to be year 2000 compliant. Furthermore, the Company has solicited the commitment of its key vendors and service providers to ensure their systems are capable of operating in the future and hence compatible to the extent necessary.

      The Company does not expect its costs of compliance to be exceptional in light of its current plan to otherwise upgrade the capabilities of its existing systems.

Liquidity and Capital Resources

      The combined balances of cash, cash equivalents and marketable securities at January 31, 1998 as shown on the Consolidated Balance Sheet totaled $91,142,000, an increase of $30,036,000 over the combined balances of $61,106,000 at February 1, 1997. As depicted on the Consolidated Statements of Cash Flows, the increase in cash and cash equivalents was $9,373,000 for the fifty-two week period ended January 31, 1998 compared with a $2,788,000 increase for Fiscal 1996.

      Cash flows from operating activities consist primarily of net (loss) income adjusted for certain non-cash charges such as depreciation and amortization, deferred taxes, loss on disposal of fixed assets and the provision for asset impairment. Operating activities also include changes in operating assets which include accounts receivable, inventory, accounts payable, accrued liabilities and other items. Net cash provided by operating activities for Fiscal 1997 was $38,251,000 compared to $28,604,000 for Fiscal 1996. For Fiscal 1997 there was a net loss of $3,758,000 which reduced cash. Significant offsets to the net loss which provided cash were depreciation and amortization of $17,298,000, the aforementioned impairment provision of $8,746,000 and an increase in accounts payable, accrued salaries, wages and other accrued expenses of $11,556,000 related to improved management of accounts payable with respect to the timing of the deduction of vendor allowances. The most significant operating activity reducing cash flow was the decrease in deferred taxes which is related to the asset impairment provision which will be deductible for tax purposes in subsequent fiscal years.

      With respect to investing activities, in addition to the increase in marketable securities of $20,471,000, capital expenditures were $7,494,000 compared to $8,474,000 for Fiscal 1996. Capital expenditures were principally for the construction of and fixtures for new and remodeled stores opened in Fiscal 1997. Other capital expenditures for Fiscal 1997 included significant amounts for computer hardware and software expenditures related to systems infra-structure enhancements.

      Planned capital expenditures for Fiscal 1998 are estimated at $15,000,000
- $16,000,000 primarily for new stores, renovations, remodels and information system enhancements.

      With respect to the Company's line of credit, on March 26, 1998, the Company entered a new $40,000,000 Credit Agreement to replace the existing credit facility which was to expire on May 22, 1998. The new facility consists of a $20,000,000 line of credit for direct borrowings and a $20,000,000 line for issuance of Letters of Credit. The new Credit Agreement provides the Company with continued high levels of liquidity and financial flexibility.

      The term of the new agreement is for three years, with the Letter of Credit component renewable annually during that period. As of the end of Fiscal 1997, January 31, 1998, there were no outstanding borrowings under the then existing Credit Agreement. At January 31, 1998 and

February 1, 1997 the Company was liable for outstanding Letters of Credit in the amount of approximately $8,299,000 and $9,219,000, respectively.

Inflation

      The economy's experienced low inflation, in conjunction with increased competition, has severely restricted pricing opportunities within the housewares segment. In fact, certain lines of merchandise considered commodity in nature have experienced price deflation over the last several years. The result has been adverse pressure on the Company's gross margin and inability to check further profit erosion given the concurrent rise in selling, general and administrative expenses. The Company has responded to the situation by increasing the penetration of its private label program and non-commodity assortment of merchandise, introducing higher price point items to the line and taking selective price increases where the market allows. Additionally, the Company has in place an aggressive program to reduce its cost of operations and financing.

Seasonality

      The Company's business is highly seasonal. The Company benefits from the higher concentration of traffic in its stores during certain times of the year, especially the July to September "back-to-school" period and the holiday selling seasons of November and December. In addition, the Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new stores and the timing of costs associated with the opening of new stores. The Company's current strategy is to open substantially all of its new stores in the first three quarters of the fiscal year in order to minimize business disruptions during the heavy selling season in the last quarter of the fiscal year. See Note 10 of Notes to Consolidated Financial Statements of the Company included elsewhere herein.

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement effective for fiscal years beginning after December 15,1997, establishes standards for reporting and display of comprehensive income and its components.

      Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The statement requires that public enterprises report certain information about operating segments in complete sets of financial statements of an enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public enterprises report certain information about their products and services, geographic areas in which they operate and major customers.

      In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This statement is effective for fiscal years beginning after December 15, 1997. The statement standardizes the disclosure requirements for pensions and other post retirement plans to the extent practicable.

      The Company is required to adopt SFAS No. 130, No. 131 and No. 132 in Fiscal 1998 and the Company's consolidated financial statements will reflect the appropriate disclosures.

Part III

      The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held June 18, 1998.

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

3.2         By-laws of the Company (Incorporated herein by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 File No. 33-40372).

4.1         Preferred Stock Purchase Agreement dated April 5, 1996.
            (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.)

4.2 Indenture, dated as of September 27, 1991, between the Company and Chemical Bank, as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 25, 1992.)

10.1 1989 Stock Option Plan and Form of Agreement pursuant to 1989 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.2        Revolving Credit Agreement dated March 26, 1998. *

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

10.6 Amendment No. 3 to Deferred Compensation Agreement, dated June 15, 1995. (Incorporated herein by reference to the Company's Form 10-Q for the period ended July 29, 1995).

10.7 Amendment No. 4 to Deferred Compensation Agreement between the Company and Donald Jonas dated April 8, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996).

10.8 Form of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement).

10.9 Forms of Amendment of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.2 to Amendment No. 1 to the Registration Statement).

10.10 Agreement between the Company and Local 99, UNITE to a collective bargaining agreement covering warehouse employees dated March 16, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997).

10.11 Lease for Distribution Center space (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated January 2, 1992).

10.12 Lease for Distribution Center space. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended July 25, 1992).

10.13 Agreement dated March 27, 1998 between the Company and Local 99, UNITE, covering office employees for a term from July 1, 1997 to June 30, 2000. *

10.14 Memoranda of Agreement dated March 27, 1998 between the Company and Local 99, UNITE, amending, respectively, Agreement dated March 16, 1996 covering warehouse employees and Agreement dated March 27, 1998 covering office employees. *

21 Subsidiaries of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996).

23          Consent of Deloitte & Touche LLP.*

*Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LECHTERS, INC.
                                                     (Registrant)

                                                     By: Donald Jonas
                                                         ---------------------
                                                     Chairman of the Board,
                                                     Chief Executive Officer
                                                     and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 27, 1998 by the following persons in their respective capacities set forth opposite their names, which includes its principal executive officer, its principal financial and accounting officer and a majority of the board of directors.

          Signature                                        Title
          ---------                                        -----


         DONALD JONAS                 Chairman of the Board, Chief Executive
-------------------------------       Officer, and President and Director
        (Donald Jonas)                (Principal Executive Officer)

        JOHN W. SMOLAK                Senior Vice President (Principal Financial
-------------------------------       Officer and Principal Accounting Officer)
       (John W. Smolak)

         MARTIN BEGUN                 Director
-------------------------------
        (Martin Begun)

       CHARLES A. DAVIS               Director
-------------------------------
      (Charles A. Davis)

     BERNARD D. FISCHMAN              Director
-------------------------------
    (Bernard D. Fischman)

         ROBERT KNOX                  Director
-------------------------------
        (Robert Knox)

        ALBERT LECHTER                Director
-------------------------------
       (Albert Lechter)

        ANTHONY MALKIN                Director
-------------------------------
       (Anthony Malkin)

       ROBERTA MANEKER                Director
-------------------------------
      (Roberta Maneker)

       NORMAN MATTHEWS                Director
-------------------------------
      (Norman Matthews)

       LEONARD PFEFFER                Director
-------------------------------
      (Leonard Pfeffer)

          JOHN WOLFF                  Director
-------------------------------
         (John Wolff)

      STEVE WESTERFIELD               Director
-------------------------------
      (Steve Westerfield)

                         LECHTERS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                 Page

MANAGEMENT'S REPORT                                               F-1

INDEPENDENT AUDITORS' REPORT                                      F-2

FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED
    JANUARY 31, 1998

    Consolidated Balance Sheets                                   F-3

    Consolidated Statements of Income                             F-4

    Consolidated Statements of Cash Flows                         F-5

    Consolidated Statement of Shareholders' Equity                F-6

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

Donald Jonas
Chairman of the Board and
Chief Executive Officer

John W. Smolak
Senior Vice President and
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Lechters, Inc.
Harrison, New Jersey

We have audited the accompanying consolidated balance sheets of Lechters, Inc. and subsidiaries (collectively the "Company") as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ending January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 18, 1998

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

                                                                       January 31,  February 1,
                                                                          1998          1997
                                                                          ----          ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $  16,395     $   7,022
   Marketable securities (Note 9)                                         74,747        54,084
   Accounts receivable                                                     5,084         5,561
   Merchandise inventories                                                99,034       100,442
   Prepaid expenses                                                        2,145         5,734
                                                                       ---------     ---------
     Total current assets                                                197,405       172,843
                                                                       ---------     ---------

PROPERTY AND EQUIPMENT:
   Fixtures and equipment                                                 58,841        66,828
   Leasehold improvements                                                 94,556       102,912
                                                                       ---------     ---------
                                                                         153,397       169,740
   Less accumulated depreciation and amortization                         79,891        74,356
                                                                       ---------     ---------
      Net property and equipment                                          73,506        95,384
                                                                       ---------     ---------

OTHER ASSETS                                                               6,523         4,106
                                                                       ---------     ---------
TOTAL ASSETS                                                           $ 277,434     $ 272,333
                                                                       =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $  10,127     $   3,264
   Dividends payable-preferred stock                                       1,010         1,010
   Salaries, wages and other accrued expenses                             18,102        13,318
   Taxes, other than income taxes                                          1,227         1,318
   Income taxes payable (Note 6)                                           2,941         1,979
   Current portion long-term debt (Note 4)                                    --            --
                                                                       ---------     ---------
     Total current liabilities                                            33,407        20,889

LONG-TERM DEBT, LESS CURRENT PORTION (Note 4)                             60,001        58,853

DEFERRED INCOME TAXES (Note 6)                                            11,456        16,454

OTHER LIABILITIES                                                          6,720         5,729

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 7 and 8)

SHAREHOLDERS' EQUITY (Note 3):
   Convertible preferred stock, $100 par value authorized 1,000,000 shares,

   Issued and outstanding Series A - 149,999 shares and
       Series B - 50,001 shares                                           20,000        20,000
   Common stock, no par value,authorized 50,000,000 shares,
       issued and outstanding 17,174,286 and 17,155,086, respectively         58            58
   Unrealized holding gain (loss) on  available for sale securities
       (Note 9)                                                               84           (29)
   Additional paid-in capital                                             62,370        62,273
   Retained earnings                                                      83,338        88,106
                                                                       ---------     ---------
     Total shareholders' equity                                          165,850       170,408
                                                                       ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 277,434     $ 272,333
                                                                       =========     =========

                 See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

                                                       Fifty-Two            Fifty-Two       Fifty-Three
                                                      Weeks Ended          Weeks Ended      Weeks Ended
                                                      January 31,           February 1,     February 3,
                                                         1998                 1997             1996
                                                         ----                 ----             ----
NET SALES                                           $    445,310        $    441,243      $    432,048

COST OF GOODS SOLD (including occupancy
   and indirect costs)                                   325,269             322,110           310,163
                                                    ------------        ------------      ------------
GROSS PROFIT                                             120,041             119,133           121,885

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (Notes 7 and 8)                                 115,541             110,848           109,414

PROVISION FOR ASSET IMPAIRMENT                             8,746                 370                --

RESTRUCTURING EXPENSE (Note 2)                                --                  --              (217)
                                                    ------------        ------------      ------------

OPERATING (LOSS)/ INCOME                                  (4,246)              7,915            12,688

OTHER EXPENSES (INCOME):
   Interest Expense                                        4,625               5,003             6,920
   Interest Income                                        (2,334)             (1,650)           (1,855)
   Net Investment (Gain/Income) Loss
    (Note 9)                                                (339)                 19               (26)
                                                    ------------        ------------      ------------
                                                           1,952               3,372             5,039
                                                    ------------        ------------      ------------

(LOSS)/ INCOME BEFORE INCOME TAX PROVISION                (6,198)              4,543             7,649

INCOME TAX (BENEFIT) PROVISION (Note 6)                   (2,440)              1,200             3,146
                                                    ------------        ------------      ------------

NET (LOSS)/ INCOME                                        (3,758)              3,343             4,503

Preferred Stock Dividend Requirement                       1,010                 842              --
                                                    ------------        ------------      ------------

Net (Loss)/ Income Available to Common
Shareholders                                        $     (4,768)       $      2,501      $      4,503
                                                    ============        ============      ============

NET (LOSS)/ INCOME PER COMMON SHARE

   Basic                                            $      (0.28)       $       0.15      $       0.26
                                                    ============        ============      ============
   Diluted                                          $      (0.28)       $       0.15      $       0.26
                                                    ============        ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                              17,159,000          17,155,000        17,147,000
                                                    ============        ============      ============
   Diluted                                            17,159,000          17,155,100        17,154,000
                                                    ============        ============      ============

                 See notes to consolidated financial statements

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                      Fifty-Two            Fifty-Two       Fifty-Three
                                                     Weeks Ended          Weeks Ended      Weeks Ended
                                                     January 31,           February 1,     February 3,
                                                        1998                 1997             1996
                                                        ----                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                 $     (3,758)       $      3,343      $      4,503
  Adjustments to reconcile net (loss)/income
to net cash
     provided by operating activities:
  Provision for asset impairment                         8,746                 370                --
  Restructuring expense                                     --                  --              (217)
  Depreciation and amortization                         17,298              17,113            16,056
  Loss on disposal of property and equipment             1,702               1,067               954
  Deferred income taxes                                 (4,998)               (894)            3,227
  Deferred rent                                            968               1,160             1,020
  Other                                                    265                 927             1,442
Changes in operating assets and liabilities,
  net of effects of restructuring:
  Decrease in accounts receivable                          477                  12             1,095
  Decrease (Increase) in merchandise inventories         1,408               9,456           (12,575)
  Decrease (Increase) in prepaid expenses                3,589                (215)             (918)
  Decrease (Increase) in other assets                       36                 128               (51)
  Increase (Decrease) in accounts payable,
    accrued salaries, wages and other accrued
    expenses and taxes, other than income taxes         11,556              (5,089)           (5,201)
  Increase (Decrease) in income taxes payable              962               1,226                (2)
                                                  ------------        ------------      ------------

Net cash provided by operating activities               38,251              28,604             9,333
                                                  ------------        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (7,494)             (8,474)          (22,626)
  (Increase) Decrease in marketable securities         (20,471)            (16,592)            6,153
                                                  ------------        ------------      ------------

  Net cash used in investing activities                (27,965)            (25,066)          (16,473)
                                                  ------------        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible preferred stock                   --              20,000                --
  Expenses of issuance of convertible
    preferred stock                                         --                (500)               --
  Repayment of long-term debt                               --             (20,250)           (3,750)
  Exercise of stock options                                 97                  --               350
  Payment of preferred stock dividends                  (1,010)                 --                --
                                                  ------------        ------------      ------------

  Net cash used in financing activities                   (913)              (750)            (3,400)
                                                  ------------        ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           9,373               2,788           (10,540)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                               7,022               4,234            14,774
                                                  ------------        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR            $     16,395        $      7,022      $      4,234
                                                  ============        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Unrealized holding gain (loss) on available
    for sale securities                           $        142        $        (50)     $         64
                                                  ============        ============      ============

  Cash paid (refunded) during the year for:
     Interest                                     $      2,073        $      4,616      $      6,031
                                                  ============        ============      ============

     Income taxes                                 $      3,406        $        920      $       (820)
                                                  ============        ============      ============

                 See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

                                                           Convertible
                                       Common               Preferred
                                    Stock Issued           Stock Issued
                                    ------------           ------------                                   Unrealized
                                                                                Additional                  Holding
                                                                                 Paid-In      Retained       Gain
                                 Shares       Amount      Shares     Amount      Capital      Earnings      (Loss)        Total
                                 ------       ------      ------     ------      -------      --------      ------        -----
BALANCE, JANUARY 28, 1995      17,118,646  $       58        --    $     --    $   62,423   $   81,270   $     (210)  $  143,541
Unrealized gain (loss)
   adjustment                          --          --          --          --          --           --          248          248
Exercise of stock
options                            36,440          --          --          --         350           --           --          350

Net income                             --          --          --          --          --        4,503           --        4,503
                               ----------  ----------     -------  ----------  ----------   ----------   ----------   ----------

BALANCE, FEBRUARY 3, 1996      17,155,086          58          --          --      62,773       85,773           38      148,642
Unrealized gain (loss)
    adjustment                         --          --          --          --          --           --          (67)         (67)
Issuance of convertible
  preferred stock
    net of issuance expenses           --          --     200,000      20,000        (500)          --           --       19,500
Net income                             --          --          --          --          --        3,343           --        3,343
Declaration of dividend on
  convertible preferred stock          --          --          --          --          --       (1,010)          --       (1,010)
                               ----------  ----------     -------  ----------  ----------   ----------   ----------   ----------
BALANCE, FEBRUARY 1, 1997      17,155,086          58     200,000      20,000      62,273       88,106          (29)     170,408
Unrealized gain (loss)
   adjustment                          --          --          --          --          --           --          113          113
Exercise of stock options          19,200                                              97           --                        97
Net loss                               --          --          --          --          --       (3,758)          --       (3,758)
Declaration of dividend on
  convertible preferred stock          --          --          --          --          --       (1,010)          --       (1,010)
                               ----------  ----------     -------  ----------  ----------   ----------   ----------   ----------

BALANCE, JANUARY 31, 1998      17,174,286  $       58     200,000  $   20,000  $   62,370   $   83,338   $       84   $  165,850
                               ==========  ==========     =======  ==========  ==========   ==========   ==========   ==========

                 See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE FISCAL YEARS ENDED JANUARY 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a) Business - Lechters, Inc. and its subsidiaries (collectively, the "Company") is a specialty retailer of primarily brand-name basic housewares and decorative housewares. As of January 31, 1998, the Company operated 626 stores in 44 states.

                  Basis of Presentation - The consolidated financial statements include the accounts of Lechters, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      b) References to Fiscal 1997, Fiscal 1996 and Fiscal 1995 mean the fiscal year ending on the Saturday closest to the end of January. Fiscal year 1997 and Fiscal 1996 were comprised of 52 weeks. Fiscal year 1995 was comprised of 53 weeks.

      c) Cash Equivalents and Marketable Securities - The Company considers cash on hand in stores, deposits in banks and all highly liquid debt instruments, with original maturities of 90 days or less when purchased, as cash and cash equivalents. Marketable securities are cash investments, primarily U.S. Government securities, with original maturities exceeding 90 days at time of purchase.

                  The Company classifies marketable securities as "Available for
            Sale" which are carried at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net-of-taxes. (See Note 9.)

      d) Merchandise Inventories - Merchandise inventories are stated on the following methods:

                                                 Fiscal Year Ended
                                           ---------------------------
                                           January 31,     February 1,
                                              1998            1997
                                              ----            ----
             Lower of cost
             (first-in, first-out)
             or market as
             determined by the
             retail inventory
             method (stores)               $69,167,000    $ 73,993,000

             Lower of cost (first-in,
             first-out) or market
             (distribution centers)         29,867,000      26,449,000
                                           -----------    ------------
                                           $99,034,000    $100,442,000
                                           ===========    ============

                  The Company includes as inventoriable costs, certain indirect costs, principally purchasing, warehousing and distribution costs, which are necessary to bring inventory to the point of sale. At January 31, 1998 total indirect costs included as part of inventory were approximately $8,500,000. At February 1, 1997, indirect costs included as part of inventory were approximately $8,750,000.

      e) Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method by charges to earnings in amounts sufficient to write-off the cost of depreciable assets over their estimated lives, or where applicable, the terms of the respective leases, whichever is shorter. During Fiscal 1997, the Company as required by Statement of Financial Accounting Standards (SFAS) 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " recorded a $8,746,000 provision for the impairment of long lived assets located in stores. In Fiscal 1996 the impairment provision was $370,000.

      f) Pre-opening Costs - Pre-opening costs are capitalized and amortized over a period of 12 months from the date operations commence.

      g) Income Taxes - The Company uses the asset and liability method for financial accounting and reporting for income taxes. A valuation allowance is established, when necessary, to reduce the deferred tax assets to their estimated realizable amounts. (See Note 6.)

      h) Net (Loss) Income per Common Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", which amended the manner in which net (loss) income per share is calculated and presented on financial statements. In accordance with SFAS No. 128, "basic" net (loss) income per share data were computed by dividing net (loss) income less the dividend requirements for the Convertible Preferred Stock by the weighted average of common shares outstanding during each period presented. For the computation of "diluted" earnings per share, potential shares of common stock related to the Company's 1989 Incentive and Non-Qualified Stock Option Plan were excluded from the Fiscal 1997 computation since they would have reduced the loss per common share. With respect to the Company's 5% Convertible Subordinated Debentures issued in September 1991, the assumed conversion of these securities would have had an anti-dilutive effect on the net (loss) income per share data presented for Fiscal 1997, Fiscal 1996 and Fiscal 1995. With respect to the Company's 5.05% Convertible Preferred Stock issued in April 1996, the assumed conversion of the preferred stock would have had an anti-dilutive effect on the net (loss) income data presented for Fiscal 1997 and Fiscal 1996.

                  The number of shares used in computing basic and diluted net
            (loss) income per share was determined as follows:

                                                  Fiscal Year Ended
                                        ---------------------------------------
                                        January 31,   February 1,   February 3,
                                           1998         1997          1996
                                           ----         ----          ----
              Basic:

              Weighted average common
                shares outstanding      17,159,000    17,155,000    17,147,000
                                        ==========    ==========    ==========

              Diluted:

              Weighted average common
                shares outstanding      17,159,000    17,155,000    17,147,000

              Common share equivalents          --           100         7,000
                                        ----------    ----------    ----------
                                        17,159,000    17,155,100    17,154,000
                                        ==========    ==========    ==========

      i) Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which, are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

                  The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values at January 31, 1998 and February 1, 1997, due to the short term maturities of these investments. The fair value of the Company's long-term debt at January 31, 1998 and February 1, 1997 was $53,300,000 and $41,762,500 respectively. The carrying value of long-term debt at January 31, 1998 and February 1, 1997 was $60,001,000 and $58,853,000, respectively. The fair value of the Company's long-term debt is based on market prices or dealer quotes (for publicly traded debentures).

      j) Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, - " Reporting Comprehensive Income." This statement effective for fiscal years beginning after December 15,1997, establishes standards for reporting and display of comprehensive income and its components.

                  Also in June 1997, the Financial Accounting Standards Board
            issued SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The statement requires that public enterprises report certain information about operating segments in complete sets of financial statements of an enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public enterprises report certain information about their products and services, geographic areas in which they operate and major customers.

                  In February 1998, the Financial Accounting Standards Board
            issued SFAS No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits." This statement is effective for fiscal years beginning after December 15, 1997. The statement standardizes the disclosure requirements for pension and other post retirement plans to the extent practicable.

                  The Company is required to adopt SFAS No. 130, No. 131 and No.
            132 in Fiscal 1998 and the Company's consolidated financial statements will reflect the appropriate disclosures.

      k) Use of Estimates - The Company utilizes estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      l) Reclassifications - Certain reclassifications have been made to the financial statements of prior years to conform with the classifications used for Fiscal 1997.

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

3. SHAREHOLDERS' EQUITY

      a) Convertible Preferred Stock - On April 5, 1996, the Company issued 149,999 shares of Series A Convertible Preferred Stock, $100 par value ("Series A Preferred Stock") and 50,001 shares of Series B Convertible Preferred Stock, $100 par value ("Series B Preferred Stock") at par value. Said shares of Convertible Preferred Stock were sold to Prudential Private Equity Investors III, L.P. for $20,000,000. Expenses of the private placement were charged to Additional Paid-in Capital. Series A Preferred Stock and Series B Preferred Stock are convertible to Common Stock at a conversion price of $6.25 per share. The Company may at any time require the conversion of all of the outstanding Series A Preferred and all of the outstanding Series B Preferred into shares of Commmon Stock if the closing price of the Common Stock based on trading in the NASDAQ National Market, or such other stock market on which the Common Stock is then traded, as reported in the Wall Street Journal averages not less than $15.625 over the 60 trading days ending on the date immediately preceding the date of the Company's election to cause such mandatory conversion. The Company must convert all of the outstanding shares of both the Series A Preferred and Series B Preferred simultaneously. Any such mandatory conversion shall only be effected upon written notice delivered to all holders of Series A Preferred and Series B Preferred within 10 days following the date on which the Company elects to cause such conversion.

                  Series A Preferred Stock is convertible to 2,399,984 shares of common stock and has voting rights equivalent to that number of common shares. Series B Preferred Stock is convertible to 800,016 of shares of common stock but has no voting rights. Both Series A Preferred Stock and Series B Preferred Stock receive a dividend of 5.05% payable annually.

                  Robert Knox, a Director of the Company, is Senior Managing
            Director of Cornerstone Equity Investors, LLC, the investment manager for Prudential Private Equity Investors III, L.P.

      b) Stock Options - In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 1995. As permitted by this statement, the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock option plan.

                  If compensation cost for stock options had been determined based on fair values at the grant dates, net income available to common shareholders and net income per share would have been reduced to the pro forma amounts below, for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

                                                     Fiscal Year Ended
                                         ---------------------------------------
                                         January 31,    February 1,  February 3,
                                             1998          1997         1996
--------------------------------------------------------------------------------
Net (loss) income available to common
  Shareholders:
  As reported                           ($4,768,000)    $2,501,000   $ 4,503,000
  Pro-forma                             ($5,133,000)    $2,079,000   $ 4,478,000

Net (loss) income per share:
  As reported                           $     (0.28)    $     0.15   $      0.26
  Pro-forma                             $     (0.31)    $     0.12   $      0.26

            The pro forma effect of applying FAS No. 123 is not necessarily indicative of the effect on reported net income for future years.

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                              Fiscal Year Ended
                                   ---------------------------------------
                                   January 31,   February 1,   February 3,
                                      1998          1997         1996
       -------------------------------------------------------------------------
       Dividend yield                   0%            0%           0%
       Expected volatility             64%           68%          51%
       Risk-free interest rate        6.2%          6.3%         6.0%
       Expected life of options       6 years       6 years      6 years

            In June 1989, the Company granted to a consultant a non-qualified option to purchase 120,302 shares of the Company's common stock at a price of $6.65 per share, which reflected the fair market value on the date of grant. The consultant's option is exercisable in annual installments over a period of four years and terminates on the tenth anniversary of the date of each installment.

            Options granted under the Company's 1989 Incentive Stock Option Plan are granted at market value on the date of grant and are exercisable at a rate of 20% per year over a five-year period commencing with the date of grant and expire in 10 years.

                  Changes in stock options granted under the 1989 Incentive Stock Option Plan were as follows:

                                           Fiscal 1997                     Fiscal 1996                       Fiscal 1995
                                     ------------------------       --------------------------        ------------------------
                                                 Weighted                          Weighted                        Weighted
                                                  Average                          Average                         Average
                                     Shares    Exercise Price       Shares      Exercise Price        Shares    Exercise Price
                                     ------    --------------       ------      --------------        ------    --------------

Beginning Balance                  1,109,320    $     5.36            940,320    $    5.80            908,620    $     13.51
Granted                              505,500          4.87            283,990         5.12          1,135,650           8.04
Exercised                            (19,200)         5.02                 --           --            (36,440)          9.62
Canceled                            (170,710)         4.97           (114,990)        8.34         (1,067,510)         14.62
                                   ---------                        ---------                      ----------
Ending balance                     1,424,910    $     5.28          1,109,320    $    5.36            940,320    $      5.80
                                   =========    ==========          =========    =========         ==========    ===========
Reserved for future grant
at year-end                           70,800                          405,590                         574,590

Exercisable                          383,446    $     5.91            213,730    $    6.60            136,560    $      9.48

Weighted average fair
value of options
granted during the
year                                            $     3.15                       $    3.41                       $      4.50

            The following table summarizes information concerning stock options granted under the 1989 Incentive Stock Options Plan which were outstanding at January 31, 1998:

                                     Options Outstanding                        Options Exercisable
                      -------------------------------------------------  --------------------------------
                                        Weighted Average                   Number
                      Outstanding at       Remaining       Weighted      Exercisable at      Weighted
Number Range of         January 31,       Contractual       Average        January 31,        Average
Exercise Prices            1998          Life in Years   Exercise Price       1998         Exercise Price
---------------       --------------    ---------------  --------------  --------------    --------------
$3.625 to $5.00           723,140            8.3            $   4.86        209,156        $      5.00
  5.01 to 8.50            668,720            8.7                5.38        141,920               6.19
 10.00 to 14.50            32,550            1.8               10.47         31,870              10.40
      20.50                   500            4.5               20.50            500              20.50
                        ---------                                           -------
$3.625 to $20.50        1,424,910                                           383,446
                        =========                                           =======

4. LONG-TERM DEBT

            Long-term debt outstanding is as follows:

                                                         Fiscal Year Ended
                                                    ----------------------------
                                                    January 31,      February 1,
                                                        1998            1997
                                                        ----            ----
          Convertible Subordinated Debentures,
              5% due 2001 (a)                       $60,001,000      $58,853,000

          Less current portion (b)                           --               --
                                                    -----------      -----------
                                                    $60,001,000      $58,853,000
                                                    ===========      ===========

      a) The 5% Convertible Subordinated Debentures (the "Debentures") were issued in 1991 with a yield to maturity of approximately 7.47%. At January 31, 1998 and February 1, 1997, the unamortized original issue discount was $4,999,000 and $6,147,000, respectively. The Debentures are convertible into Common Stock of the Company prior to maturity at a conversion of 32.79 shares per $1,000 principal amount at maturity. Amounts charged to income for the amortization of debenture discount were $1,147,000 and $1,066,000 for Fiscal 1997 and Fiscal 1996, respectively.

                  The Debentures have not been and will not be registered under the United States Securities Act of 1933.

      b) The long-term debt at January 31, 1998 of $60,001,000 is due September 27, 2001.

5. LINE OF CREDIT

                  At January 31, 1998, the Company had an unused $40,000,000 unsecured Credit Agreement with a group of banks. On March 26, 1998, the Company entered into a new $40,000,000 Credit Agreement (the "Credit Agreement") with a syndicate of banks led by The Chase Manhattan Bank and terminated the $40,000,000 facility in existence at January 31, 1998. The new facility consists of a $20,000,000 line of credit for direct borrowings and a $20,000,000 line for issuance of Letters of Credit. The Agreement as it relates to the $20,000,000 line of credit for direct borrowings expires March 26, 2001 and is unsecured. With respect to the $20,000,000 line for Letter of Credit, it expires on March 25, 1999 and is renewable annually. Borrowings under the Credit Agreement bear a base rate interest of either (1) the higher of the prime rate and the sum of the Federal Funds Rate plus 1/2%, or (2) an Adjusted Eurodollar Rate based on LIBOR. The Agreement requires the maintenance of certain earnings and fixed charge coverage ratios, and the interest rate payable is adjusted by from 0.0% to 2.0% over the above base rate depending on the ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

                  At January 31, 1998 and February 1, 1997, the Company was
            liable for outstanding letters of credit in the amount of approximately $8,299,000 and $9,219,000, respectively.

6. INCOME TAXES

                  The (benefit)/provision for income taxes consists of the
            following:

                                              Fiscal Year Ended
                                   ---------------------------------------
                              January 31,       February 1,      February 3,
                                 1998              1997             1996
                                 ----              ----             ----
           Federal:
           Current           $ 1,900,000       $ 1,448,000       $   832,000
           Deferred           (3,803,000)         (625,000)        1,505,000
                             -----------       -----------       -----------

                              (1,903,000)          823,000         2,337,000
                             -----------       -----------       -----------
           State:
           Current               631,000           625,000           630,000
           Deferred           (1,168,000)         (248,000)          179,000
                             -----------       -----------       -----------

                                (537,000)          377,000           809,000
                             -----------       -----------       -----------

                             ($2,440,000)       $1,200,000       $ 3,146,000
                             ===========       ===========       ===========

            A reconciliation of the statutory Federal income tax rate with the effective rate is as follows:

                                              Fiscal Year Ended
                                   ---------------------------------------
                                   January 31,   February 1,   February 3,
                                      1998          1997         1996
                                      ----          ----         ----
Statutory Federal income
   tax rate                          34.0%         34.0%         34.0%

State income taxes, net of
   Federal benefit                    5.7           5.5           7.0
Reversal of prior year
  residual estimated
  liabilities                        (12.4)                        --
Other                                (0.3)         (0.7)          0.1
                                     ----          ----          ----
Effective income tax rate            39.4%         26.4%         41.1%
                                     ====          ====          ====

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

            The components of the non-current deferred tax liability (asset) are as follows:

                                                   Fiscal Year Ended
                                            --------------------------------
                                              January 31,       February 1,
                                                 1998               1997
                                                 ----               ----
                Accelerated tax
                depreciation                $ 13,942,000       $ 18,281,000
                Reserves not currently
                   deductible                 (2,140,000)          (539,000)
                AMT credit carryovers           (346,000)        (1,288,000)
                                            ------------       ------------
                                            $ 11,456,000       $ 16,454,000
                                            ============       ============

            The Company files consolidated Federal and state income tax returns. Deferred income tax expense during Fiscal 1997, 1996 and 1995 principally resulted from the use of accelerated methods of depreciation for tax purposes over the straight-line method used for financial reporting purposes.

7. LEASES

            At January 31, 1998, the Company leased all of its stores and two facilities for its corporate office, warehouse and distribution operations. These operating leases expire on varying dates to 2008.

            At January 31, 1998, aggregate minimum rentals in future periods are as follows:

                                              Minimum
                              Fiscal           Rental
                               Year          Commitment
                              ------         ----------
                               1998          $47,432,000
                               1999          $42,332,000
                               2000          $37,387,000
                               2001          $33,262,000
                               2002          $29,000,000
                           Thereafter        $69,826,000

            The preceding does not include contingent rentals which may be payable under certain leases on the basis of percentage of sales in excess of stipulated amounts. The amounts of such additional rentals incurred were as follows:

                              Fiscal
                               Year          Amount
                              ------         ------
                              1997           $3,061,000
                              1996           $2,320,000
                              1995           $1,913,000

      Total rent expense was as follows:

                              Fiscal
                               Year          Amount
                              ------         ------
                              1997           $53,931,000
                              1996           $52,729,000
                              1995           $50,712,000

8. EMPLOYEE BENEFIT PLANS AND OTHER COMMITMENTS

            Pursuant to collective bargaining agreements, the Company is obligated to make contributions to union-administered health and welfare, retirement and severance funds which provide benefits for the Company's union-represented associates. Payments under these agreements amounted to approximately $967,000, $994,000 and $1,070,000 in Fiscal 1997, Fiscal
      1996 and Fiscal 1995, respectively.

            In January 1994, the Company adopted a voluntary 401(k) savings plan. The Company matches 25% of each associate's contribution, up to a maximum of 5% of salary. This match is paid in Company common stock purchased by the Trustee on the open market. Approximately $145,000, $154,000 and $181,000 were charged to expense in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

            The Company has a Deferred Compensation Plan covering certain key executives which provides that, at retirement, these associates will receive for a 10-year period an annual predetermined benefit, the amount of which is dependent upon their retirement age. The maximum amount that the associate may receive is being accrued for financial reporting purposes over the employment period. Approximately $156,000, $129,000 and $134,000 were charged to expense in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

            The Company has entered into consulting agreements with certain senior executives whereby, at retirement, these associates will provide consulting and advisory services for a 10-year period. The maximum aggregate amount payable under these agreements is $400,000 per year.

9. AVAILABLE FOR SALE SECURITIES

            The following is a summary of the available for sale securities which comprise the balance in "marketable securities" at January 31, 1998 and February 1, 1997:

                                           Gross       Gross
  January 31,                            Unrealized  Unrealized   Estimated
     1998                  Cost            Gains       Losses     Fair Value
----------------           ----            -----       ------     ----------
Government Bonds        $52,251,000      $  40,000   $ (3,000)   $52,288,000
Other Debt Securities    17,305,000         77,000     (1,000)    17,381,000
Municipal Bonds           5,049,000         29,000         --      5,078,000
                        -----------      ---------   --------    -----------
Total available for
   sale securities      $74,605,000      $ 146,000   $ (4,000)   $74,747,000
                        ===========      =========   ========    ===========

                                           Gross       Gross
  February 1,                            Unrealized  Unrealized  Estimated
     1997                  Cost            Gains       Losses    Fair Value
----------------           ----            -----       ------    ----------
Government Bonds        $50,300,000      $     --    $(58,000)  $50,242,000

Municipal Bonds           3,834,000         8,000          --     3,842,000
                        -----------      --------    --------   -----------
Total available
for sale securities     $54,134,000      $  8,000    $(58,000)  $54,084,000
                        ===========      ========    ========   ===========

            The cost and estimated fair value of debt securities at January 31, 1998 by contractual maturity are as follows:

                                                             Estimated
                                              Cost           Fair Value
                                              ----           ----------
                   1998                    $33,573,000      $33,572,000
                   1999                     25,058,000       25,138,000
                   2000                     13,959,000       14,021,000
                   2001                             --               --
                   2002                      2,015,000        2,016,000
                                           -----------      -----------
                   Total available for
                     sale securities       $74,605,000      $74,747,000
                                           ===========      ===========

            Net gains from the sales of available for sale securities are reported on the consolidated statement of income as "Net Investment (Gain/Income) Loss". The components of Net Investment (Gain/Income) Loss for Fiscal 1997, Fiscal 1996 and Fiscal 1995 are as follows:

            Gross           Gross     on Sale of                 Net Investment
   Fiscal  Realized       Realized    Government    Dividend     (Gain/Income)
    Year    Gains          Losses     Securities     Income          Loss
   -----------------------------------------------------------------------------
    1997  $ (50,000)      $ 7,000    $ (43,000)    $(296,000)    $(339,000)
    1996  $  (9,000)      $28,000    $  19,000     $       0     $  19,000
    1995  $(114,000)      $88,000    $ (26,000)    $       0     $ (26,000)

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                Fiscal Quarter Ended
                                    ---------------------------------------------------------------------
                                        May 3,             August 2,        November 1,       January 31,
                                         1997                1997              1997              1998
                                         ----                ----              ----              ----
                                           (Amounts in thousands except share and per share amounts)
Net sales                           $     85,129       $     95,114       $     99,711       $    165,356
Gross profit                              19,977             22,848             24,809             52,407
Provision for asset impairment                --                 --                 --              8,746

Income (loss) before income
   tax provision                          (7,938)      $     (5,550)      $     (3,790)            11,080

Net income (loss)                   $     (4,683)      $     (3,275)      $     (2,236)      $      6,436
Net income (loss) per share
(a) (b) (d)                         $      (0.29)      $      (0.21)      $      (0.15)      $       0.36
Number of shares used in
computing net income (loss)
   per share                          17,155,000         17,155,000         17,155,000         17,172,000

                                                               Fiscal Quarter Ended
                                    ----------------------------------------------------------------------
                                            May 4,         August 3,        November 2,        February 1,
                                             1996            1996              1996              1997
                                             ----            ----              ----              ----

                                           (Amounts in thousands except share and per share amounts)
Net sales                           $     84,992       $     92,727       $     98,495       $    165,029

Gross profit                              20,614             21,878             25,317             51,324
Provision for asset impairment                --                 --                370                 --
Income (loss) before income
   tax provision                          (5,977)            (4,793)            (2,653)            17,966
Net income (loss)                         (3,526)            (2,828)            (1,565)            11,262
Net income (loss) per share
(a)(b)(c)                           $      (0.21)      $      (0.18)      $      (0.11)      $       0.64
Number of shares used in
computing net income (loss)
per share                             17,155,000         17,155,000         17,155,000         17,155,000

(a) Net (loss) income per share is calculated based on net (loss) income less the dividend requirement of the Convertible Preferred Stock.

(b) Diluted net income per share, assuming conversion of the Company's 5% Convertible Subordinated Debentures and elimination of the related interest costs less applicable income taxes and assuming conversion of the 5.05% Convertible Preferred Stock and elimination of the related dividend was $0.31 for the thirteen weeks ended January 31, 1998 on weighted average shares outstanding of 22,680,000 and $0.54 per share for the thirteen weeks ended February 1, 1997 on weighted average shares outstanding of 22,487,000.

(c) Difference of $0.01 between full year (loss) income per share and the resulting (loss) income per share from the sum of each of the quarters in Fiscal 1997 and Fiscal 1996 is due to rounding.