Form 10-Q
period 1998-05-02
LECHTERS INC
filed 1998-06-12
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON DC 20549

                               FORM 10-Q

x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
SECURITIES
     EXCHANGE ACT OF 1934

                For quarterly period ended May 2, 1998

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       To

Commission File No. 0-17870

                            LECHTERS, INC.

        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                NEW JERSEY                   No. 13-2821526
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
INCORPORATION)                               IDENTIFICATION NO.)

1 Cape May Street, Harrison, NEW JERSEY      07029-2404
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

Registrant's telephone number, including area code:    (973) 481-1100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                        YES  X  NO


The number of shares of the Registrant's common stock, without par value, outstanding at June 8, 1998: 17,176,286:

                    LECHTERS, INC. AND SUBSIDIARIES
                               FORM 10-Q
                     FOR QUARTER ENDED MAY 2, 1998
                                 INDEX


                                                              PAGE NO.

PART I.   Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               May 2, 1998 and January 31, 1998                  1

               Consolidated Statements of Income
               for the Thirteen Weeks Ended
               May 2, 1998 and May 3, 1997                          2

               Consolidated Statements of Cash Flows
               for the Thirteen Weeks Ended
               May 2, 1998 and May 3, 1997                          3

               Consolidated Statement of Shareholders'
               Equity for the Thirteen Weeks Ended
               May 2, 1998                                          4

               Notes to Consolidated Financial
               Statements                                          5-6

                  Item 2.
Management's Discussion and Analysis of
               Financial Condition and Results of Operations       7-8


PART II.       Other Information

       Item 6. Exhibits and Reports on Form 8K
9

----------------------------------------------------------------------
---------------------------------------------------------
Forward Looking Statements - All statements in this Report on Form 10-Q, including those incorporated herein by reference, that do not reflect historical information are forward looking statements made in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results to differ materially from those discussed in such forward looking statements include, but are not limited to, competition, economic downturns, dependence upon product development, international business risks and seasonality of business.
----------------------------------------------------------------------
---------------------------------------------------------

                    LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

      (Amounts in thousands, except share and per share amounts)


                                         May 2,            January
                                           1998            31,
                                                              1998
              A S S E T S                (unaud
                                         ited)
    Current Assets:
    Cash and Cash Equivalents            $                 $
                                         18,386            16,395
    Marketable Securities                64,541            74,747
    Accounts Receivable                  5,658             5,084
    Merchandise Inventories              110,12            99,034
                                         9
    Prepaid Expenses
                                         4,279             2,145

    Total Current Assets                 202,99            197,405
                                         3
    Property and Equipment:
    Fixtures and Equipment               58,396            58,841
    Leasehold Improvements               94,769             94,556
                                         153,16            153,397
                                         5
    Less Accumulated Depreciation &
    Amortization                         82,108            79,891
          Net Property and               71,057             73,506
    Equipment
    Other Assets
                                         7,642             6,523
    Total Assets                         $281,6            $277,43
                                         92                4

     LIABILITIES AND SHAREHOLDERS'
                EQUITY
    Current Liabilities
    Accounts Payable                     $                 $
                                         17,075            10,127
    Dividends Payable - Preferred        --                1,010
    Stock
    Salaries, Wages and Other            20,849            18,102
    Accrued Expenses
    Taxes, Other Than Income Taxes       2,092             1,227
     Income Taxes Payable                                   2,941
                                         925

    Total Current Liabilities
                                         40,941            33,407
    Long-term Debt
    5% Convertible Subordinated
    Debentures due September 27,
    2001 (Net of Unamortized
    Discount of $4,702 and $4,999,       60,298            60,001
    respectively)
    Total Long-Term Debt                 60,298
                                                           60,001

    Deferred Income Taxes and Other      18,337            18,176
    Deferred Credits
    Shareholders' Equity:
    Convertible Preferred Stock,
    $100 Par Value
       Authorized 1,000,000 Shares,
       Issued and Outstanding -
    Series A - 149,999
       Shares; Series B - 50,001         20,000            20,000
    Shares
    Common Stock, No Par Value,
       Authorized 50,000,000
    Shares,
       Issued and Outstanding
       17,176,286 and 17,174,286,        58                58
    respectively
    Unrealized Holding (Loss) Gain
    on Available
       for Sale Securities               (20)              84
    Additional Paid-in Capital           62,380            62,370
    Retained Earnings
                                         79,698            83,338
    Total Shareholders' Equity           162,11
                                         6                 165,850
    Total Liabilities and                $281,6            $277,43
    Shareholders' Equity                 92                4

                                                 See accompanying
    notes to consolidated financial statements.

                               LECHTERS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF
                            INCOME

                                     (Amounts in thousands,
               except share and per share data)

                                             Thirteen Weeks
                                                Ended
                                       May 2,          May 3,
                                         1998            1997
                                               (unaud
                                                ited)
Net Sales                              $               $
                                       86,194          85,129

Cost of Goods Sold (including
occupancy                                              65,152
   and indirect costs)                 64,536

              Gross Profit             21,658          19,977

Selling, General and Administrative                    27,491
Expenses                               28,286

Operating Loss                         (6,628          (7,514
                                       )               )

Other Expenses (Income):
   Interest Expense                    1,097           1,146

   Interest Income                     (1,421          (688)
                                       )

   Net Investment
      (Gain/Income) Loss
                                       (141)           (34)

Total Other Expenses (Income)
                                       (465)           424

Loss Before Income Taxes               (6,163          (7,938
                                       )               )

Income Tax Benefit
                                       (2,523          (3,255
                                       )               )

Net Loss                               (3,640
                                       )               (4,683
                                                       )

Preferred Stock Dividend Requirement
                                       252             252

Net Loss Applicable to Common          ($3,89          ($4,93
Shareholders                           2)              5)

Net Loss Per Common Share - Basic
                                       ($0.23          ($0.29
                                       )               )

Net Loss Per Common Share - Diluted
                                       ($0.23          ($0.29
                                       )               )

Weighted Average Common Shares         17,175          17,155
Outstanding - Basic                     ,000            ,000

Weighted Average Common Shares         17,175          17,155
Outstanding - Diluted                   ,000            ,000

                                           See
accompanying notes to consolidated financial statements.

                   LECHTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Amounts in thousands)

                                          Thirteen Weeks Ended
                                          May 2,       May 3,
                                            1998         1997
                                              (unaudited)
      Cash Flows From Operating
      Activities:
      Net Loss                         ($3,640)     ($4,683)

      Adjustments to Reconcile Net
      Loss to Net
         Cash Used In Operating
      Activities:
      Depreciation and Amortization    4,162        4,432
      Other                            287          440

      Changes in Assets and
      Liabilities:
      Increase in Accounts Receivable  (574)        (2,679)
      Increase in Merchandise          (11,095)     (13,942)
      Inventories
      Increase in Prepaid Expenses     (2,134)      (251)
      Increase in Accounts Payable,
        Accrued Expenses and Taxes
      Other                            10,560       16,428
        Than Income Taxes
      Decrease in Income Taxes         (2,016)      (1,729)
      Payable
      Increase in Other Assets          (1,463)         (2,238)

      Net Cash Used In Operating        (5,913)     (4,222)
      Activities

      Cash Flows From Investing
      Activities:
      Capital Expenditures             (1,126)      (1,449)
      Decrease in Available for Sale
         Securities                     10,030       11,769

      Net Cash Provided by
         Investing Activities           8,904       10,320

      Cash Flows From Financing
      Activities:
      Payment of Preferred Stock                        (1,010)
      Dividend                         (1,010)
      Exercise of Stock Options                10
                                                    -

      Net Cash Used In Financing
        Activities                       (1,000)    (1,010)

      Net  Increase  in Cash and Cash  1,991        5,088
      Equivalents

      Cash and Cash Equivalents,
      Beginning of                        16,395    7,022
        Period

      Cash and Cash Equivalents, End   $  18,386    $ 12,110
      of Period

      Supplemental Disclosure of Cash
      Flows
        Information:


      Cash Paid During the Period
      for:
      Interest                         $            $        84
                                       -

      Income Taxes                     $    2,017   $   1,694


                                        See accompanying notes
      to consolidated financial statements.

                     LECHTERS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         (Amounts in thousands)

                  Common   Preferre Addition            Unrealiz
                  Stock       d        al     Retained     ed
                   Issued   Stock    Paid-In  Earnings  Holding    Total
                             Issued  Capital             (Loss)
                                                          Gain
Balance,
   January 31,   $58       $20,000  $62,370   $83,338   $ 84     $165,850
1998

Net Loss
Thirteen
  Weeks Ended    --        --       --        (3,640)   --       (3,640)
  May 2, 1998

Unrealized
  Holding Loss
  Adjustment        --
                           --       --        --        (104)    (104)

Exercise of            -          -      10          -         -      10
Stock Options

Balance, May 2,
1998             $58       $20,000  $62,380   $ 79,698           $
   (unaudited)                                          ($20)    162,116



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

     The Company's results of operations for the thirteen weeks ended May 2, 1998 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1998.

2.   NET LOSS PER SHARE

     "Basic" net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen weeks ended May 2, 1998 and May 3, 1997. With respect to "diluted" net loss per share, stock options which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen weeks ended May 2, 1998 and
     May 3, 1997.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." As required by SFAS, No. 130, the following is a summary of the Company's comprehensive income for the first quarter of Fiscal 1998:

                                          Thirteen Weeks Ended
                                May 2,                May 3,
				1998                    1997

Net  Loss                                  ($ 3, 640)               ($
4, 683)

Components of
Comprehensive Income (Loss):

Unrealized Loss on Available For Sale Securities -
   Net of Applicable Income Tax Benefit
(104)                          (31)

Comprehensive (Loss) Income               ($3,744)            ($4,714)

     The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. As provided by SFAS No. 131, disclosures are not required for interim periods of the initial year of application, but comparative information will be reported in financial statements for interim periods during the second year of application.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 2, 1998 IN COMPARISON WITH THIRTEEN WEEKS ENDED MAY 3, 1997.

Net sales for the thirteen weeks ended May 2, 1998 increased $1,065,000 to $86,194,000, a 1.3% increase from $85,129,000 reported for the comparable thirteen week period of the prior fiscal year. The increase was primarily attributable to additional advertising activity by the Company in support of its Lechters Housewares stores. For the first quarter of Fiscal 1998, Lechters Housewares store sales increased 3.0% while Famous Brands Housewares Outlet store sales decreased 4.5%. On a comparable store basis, sales for the Company
increased 3.2%.   Lechters Housewares comparable store sales
increased 5.7% while Famous Brands Housewares Outlet comparable store sales decreased 4.8%. During the first quarter of Fiscal 1998, the Company opened three stores and closed fourteen stores, reducing the stores in operation at May 2, 1998 to 615 from the 626 open of January 31, 1998. At the close of the first quarter of Fiscal 1997, the Company operated 648 stores.

Gross Profit for the first quarter increased $1,681,000 to $21,658,000, 25.1% of sales which was 1.6 percentage points higher than the 23.5% reported for the comparable thirteen week period of Fiscal 1997. The higher gross profit rate reflects an improved merchandise mix in the Lechters Housewares stores partially offset by the lower initial margins in Famous Brands Housewares Outlet stores due to the increased proportion of off-price, special purchase merchandise. Reduced occupancy costs also contributed to the improved gross profit performances as the Company operated, on average, 28 fewer stores in the first quarter of Fiscal 1998 compared to the comparable thirteen week period of Fiscal 1997.

Selling, general and administrative expenses increased $795,000 to $28,286,000. At 32.8% of net sales the expense rate was 0.5 percentage points higher than the rate for the comparable period of the prior fiscal year. While store operating expenses declined due to fewer stores in operation, expenses in the Service Office increased primarily in the merchandise group in support of the Company's off-price merchandise strategy and in the information technology group in support of new initiatives including Year 2000 compliance.

Other (Income)/Expense for the first quarter increased $889,000 to an income of $465,000, 0.5% of sales compared to an expense of $424,000, 0.5% of sales, for the first quarter of the prior fiscal year. The increase was due to higher invested balances as well as higher market rates and interest income received as part of federal income tax refunds for prior fiscal years.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, cash equivalents and marketable securities increased $28,554,000 over the balances at the close of the first quarter of Fiscal 1997.

Cash flow during the thirteen weeks ended May 2, 1998 as reflected on the Statements of Cash Flows, was a net increase in cash and cash equivalents of $1,991,000. Operating activities, comprised of the operating loss of $3,640,000 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, utilized $5,913,000 of cash during Fiscal 1998 to date. Significant components of operating activities for the first quarter included depreciation and amortization which provided cash of $4,162,000, merchandise inventories which increased using $11,095,000 of cash and accounts payable, accrued expenses and taxes other than income taxes which increased and provided cash of $10,560,000. The increases in inventory and accounts payable were normal as the Company has increased its inventories from their low year-end balances. Total merchandise inventories were $4,255,000 lower at May 2, 1998 than at May 3, 1997. Investing activities, capital expenditures and reductions in marketable (available for sale) securities produced $8,904,000 in cash. Capital expenditures used $1,126,000 of cash while the decrease in available for sale securities provided $10,030,000 of cash.

Capital expenditures were primarily for construction of and fixtures for new stores, renovations and remodels of existing stores. Financing activities utilized $1,010,000 of cash as the Company paid the dividend on the convertible preferred stock issued in April 1996.

During the first quarter of Fiscal 1998, the Company entered into a new $40,000,000 Credit Agreement with a syndicate of banks led by the Chase Manhattan Bank. The new facility consists of a $20,000,000 line of credit for direct borrowings and a $20,000,000 line for the issuance of letters of credit. The term of the new agreement is for three years, with the letter of credit component renewable annually during that period.

Item 6-   Exhibits and Reports on Form 8-K

a.   Exhibits.

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

27        Financial Data Schedule


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LECHTERS, INC.



                              By:  /s/ James J. Sheppard
                                   James J. Sheppard
                                   Senior Vice President and
                                   Chief Financial Officer



Date:     June  12, 1998