Form 10-Q
period 1998-08-01
LECHTERS INC
filed 1998-09-14
CIK 798186

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON DC 20549

                               FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended August 1, 1998

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



                        YES  X     NO


The number of shares of the Registrant's common stock, without par value, outstanding at September 8, 1998: 17,176,286:

                    LECHTERS, INC. AND SUBSIDIARIES
                               FORM 10-Q
                   FOR QUARTER ENDED AUGUST 1, 1998
                                 INDEX

                                                            PAGE NO.
PART I.   Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               August 1, 1998 and January 31, 1998                 1

               Consolidated Statements of Income
               for the Thirteen and Twenty-Six Weeks Ended
               August 1, 1998 and August 2, 1997                   2

               Consolidated Statements of Cash Flows
               for the Twenty-Six Weeks Ended
               August 1, 1998 and August 2, 1997                   3

               Consolidated Statement of Shareholders'
               Equity for the Twenty-Six Weeks Ended
               August 1, 1998                                      4

               Notes to Consolidated Financial Statements        5-6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations     6-8

PART II.  Other Information

       Item 4. Submission of Matters to a Vote of
               Security Holders                                 9-10

       Item 5. Other Information                                  10

       Item 6. Exhibits and Reports on Form 8K                 10-11



----------------------------------------------------------------------
Forward Looking Statements - All statements in this Report on Form
10-Q,  including  those  incorporated herein by reference,  that  do not reflect historical information are forward looking statements made in reliance  upon the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995. Important factors that could cause actual results to differ materially from those discussed in
such forward   looking  statements  include,  but  are  not   limited
to, competition,  economic downturns, dependence upon product development, international business risks and seasonality of business.
----------------------------------------------------------------------

PART I.    Financial Information

                    LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
      (Amounts in thousands, except share and per share amounts)

                                         August 1,         January 31,
                                          1998                1998
              A S S E T S                 (unaudited)

    Current Assets:
     Cash and Cash Equivalents            $12,990           $16,395
     Marketable Securities                 61,722            74,747
     Accounts Receivable                    9,531             5,084
     Merchandise Inventories              108,454            99,034
     Prepaid Expenses                       6,570             2,145

     Total Current Assets                 199,267           197,405

    Property and Equipment:
     Fixtures and Equipment                58,625            58,841
     Leasehold Improvements                95,783            94,556
                                          154,408           153,397

     Less Accumulated Depreciation &
     Amortization                          85,147            79,891
       Net Property and Equipment          69,261            73,506

    Other Assets                            8,431             6,523
    Total Assets                         $276,959          $277,434


      LIABILITIES AND SHAREHOLDERS'EQUITY
    Current Liabilities
     Accounts Payable                     $14,973           $10,127
     Dividends Payable-Preferred Stock          -             1,010
     Salaries, Wages and Other
     Accrued Expenses                      21,902            18,102
     Taxes, Other Than Income Taxes         1,503             1,227
     Income Taxes Payable                   1,032             2,941


     Total Current Liabilities             39,410            33,407
    Long-term Debt
     5% Convertible Subordinated
     Debentures due September 27,
     2001 (Net of Unamortized
     Discount of $4,397 and $4,999,
     respectively)                        60,603             60,001
     Total Long-Term Debt                 60,603             60,001

    Deferred Income Taxes and Other
    Deferred Credits                      18,616             18,176
    Shareholders' Equity:
     Convertible Preferred Stock,
     $100 Par Value
        Authorized 1,000,000 Shares,
        Issued and Outstanding -
        Series A - 149,999
        Shares; Series B-50,001 Shares    20,000             20,000
     Common Stock, No Par Value,
        Authorized 50,000,000 Shares,
        Issued and Outstanding
        17,176,286 and 17,174,286,
        respectively                          58                 58
     Unrealized Holding Gain on
     Available for Sale Securities            30                 84
     Additional Paid-in Capital           62,380             62,370
     Retained Earnings                    75,862             83,338
     Total Shareholders' Equity          158,330            165,850

    Total Liabilities and
    Shareholders' Equity               $ 276,959           $277,434

        See accompanying notes to consolidated financial statements.
                                 -1-

                   LECHTERS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
      (Amounts in thousands, except share and per share amounts)

                               Thirteen Weeks   Twenty-Six Weeks
                                  Ended               Ended
                             August 1,  August 2, August 1, August 2,
                              1998        1997      1998      1997
                               (unaudited)         (unaudited)
    Net Sales                $91,422   $95,114   $177,616   $180,243

    Cost of Goods Sold
    (including
       occupancy and
       indirect costs)        69,862    72,266   134,398     137,418

          Gross Profit        21,560    22,848    43,218      42,825

    Selling, General and
     Administrative Expenses  27,942    27,892    56,228      55,383
    Operating Loss            (6,382)   (5,044)  (13,010)    (12,558)
    Other Expenses (Income):
        Interest Expense       1,125     1,134     2,222       2,280
        Interest Income         (918)     (618)   (2,339)     (1,306)
        Net Investment
          (Gain/Income)Loss      (80)      (10)     (221)        (44)


    Total Other Expenses
    (Income)                     127       506      (338)        930

    Loss Before Income Taxes  (6,509)   (5,550)  (12,672)    (13,488)

    Income Tax Benefit        (2,673)   (2,275)   (5,196)     (5,530)

    Net Loss                  (3,836)   (3,275)   (7,476)     (7,958)

    Preferred Stock
    Dividend Requirement         253       253       505         505

    Net Loss Applicable to
    Common Shareholders      ($4,089)  ($3,528)  ($7,981)    ($8,463)

    Net Loss Per Common
     Share - Basic            ($0.24)   ($0.21)   ($0.46)     ($0.49)

    Net Loss Per Common
    Share - Diluted           ($0.24)   ($0.21)   ($0.46)     ($0.49)

    Weighted Average Common
    Shares Outstanding
     - Basic             17,176,000  17,155,000  17,175,000 17,155,000

    Weighted Average Common
    Shares Outstanding
     - Diluted           17,176,000  17,155,000  17,175,000 17,155,000

     See accompanying notes to consolidated financial statements.
                                 -2-

                  LECHTERS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Amounts in thousands)

                                           Twenty-Six Weeks
                                                Ended
                                       August 1,    August 2,
                                           1998         1997
                                             (unaudited)

      Cash Flows From Operating
      Activities:
       Net Loss                          ($7,476)      ($7,958)

      Adjustments to Reconcile Net
      Loss to Net
       Cash Used In Operating
      Activities:
        Depreciation and Amortization      8,258         8,950
        Other                                553           844

      Changes in Assets and
      Liabilities:
       Increase in Accounts Receivable   (4,447)        (7,343)
       Increase in Merchandise
       Inventories                       (9,420)       (11,614)
       Increase in Prepaid Expenses      (4,425)        (2,714)
       Increase in Accounts Payable,
        Accrued Expenses and Taxes
        Other Than Income Taxes           8,922         17,024
       Decrease in Income Taxes Payable  (1,909)        (1,957)
       Increase in Other Assets          (2,502)        (1,832)

       Net Cash Used In Operating
       Activities                       (12,446)        (6,600)

      Cash Flows From Investing
      Activities:
       Capital Expenditures              (2,892)        (2,594)
       Decrease in Available for Sale
       Securities                        12,933         15,870

       Net Cash Provided by Investing
       Activities                        10,041         13,276

      Cash Flows From Financing
      Activities:
       Payment of Preferred Stock
       Dividend                          (1,010)        (1,010)
       Exercise of Stock Options             10              -

       Net Cash Used In Financing
       Activities                        (1,000)        (1,010)

      Net  (Decrease) Increase in
      Cash and Cash Equivalents          (3,405)         5,666

      Cash and Cash Equivalents,
      Beginning of Period                16,395          7,022

      Cash and Cash Equivalents, End
      of Period                         $12,990        $12,688

      Supplemental Disclosure of Cash
      Flows Information:

      Cash Paid During the Period
      for:
          Interest                     $     -         $   121

          Income Taxes                 $  2,183        $ 1,923


       See accompanying notes to consolidated financial statements.

                    LECHTERS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         (Amounts in thousands)

               Common  Preferred  Additional           Unrealized
                Stock    Stock     Paid-In   Retained   Holding
               Issued    Issued    Capital   Earnings  (Loss) Gain  Total

Balance,
January 31, 1998   $58     $20,000  $62,370   $83,338    $ 84       $165,850

Net Loss Twenty-
 Six Weeks Ended
 August 1, 1998     --          --       --   (7,476)      --        (7,476)


Unrealized
  Holding Loss
  Adjustment        --          --       --        --     (54)         (54)

Exercise of
Stock Options       --           --      10        --      --           10

Balance,
August 1, 1998
   (unaudited)    $58      $20,000   $62,380  $75,862    $ 30     $158,330



        See accompanying notes to consolidated financial statements.

                    LECHTERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.   GENERAL

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete
     financial statements.   In  the  opinion  of  management,  all
     adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for interim periods have been included. Certain information and footnote disclosures normally
     included in financial   statements  prepared  in  accordance  with
     generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

     The Company's results of operations for the thirteen and twenty-six weeks ended August 1, 1998 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1998.

2.   NET LOSS PER SHARE

     "Basic"  net  loss per share data were computed by  dividing
     net loss,   reduced  by  the  Convertible  Preferred  Stock
     Dividend requirement, by the weighted average number of common shares outstanding during the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997. With respect to "diluted" net loss per share, stock options which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to
     the Company's   5%  Convertible  Subordinated  Debentures and the
     Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997.

3.   COMPREHENSIVE INCOME (LOSS)

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." As required by SFAS No. 130 the following is a summary of the Company's comprehensive income (loss):

                                           Twenty-Six Weeks Ended
                                        August 1,        August 2,
                                          1998             1997

     Net  Loss                          ($ 7,476)        ($7,958)

     Components of Comprehensive (Loss) Income:

     Unrealized Holding (Loss)
       Gain on Available
       For Sale Securities -
       Net of Applicable
       Income Tax Benefit/Expense           (54)             22

     Comprehensive Loss                 ($7,530)        ($7,936)

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     The  Financial Accounting Standards Board issued SFAS No. 131,
     " Disclosures   about  Segments  of  an  Enterprise   and
     Related Information", effective for fiscal years beginning after
     December 15,  1997.   As  provided by SFAS No. 131,  disclosures  are
     not required  for interim periods of the initial year of
     application, but   comparative  information  will  be  reported  in
     financial statements for interim periods during the second year of application.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED AUGUST 1, 1998 IN COMPARISON WITH THIRTEEN
WEEKS ENDED AUGUST 2, 1997.

Net  sales  for  the  thirteen weeks ended August  1,  1998
decreased $3,692,000  to  $91,422,000,  a decrease  of   3.9%  compared  to
the comparable period of  Fiscal 1997. The decrease was attributable
to  a reduction  of   stores in operation which averaged 33 fewer
locations from Fiscal 1997 and to the sales declines in the Company's Famous Brands Housewares Outlet stores related to the transition to more "special buy", "off price" merchandise. The reduction in the number of stores reflects the Company's strategy to improve the quality of its store locations by upgrading to better performing sites.
Lechters Housewares  store  sales  for the second quarter  decreased  2.8%
to $69,916,000 while Famous Brands Housewares Outlet sales declined 7.2% to $21,506,000. On a comparable store basis, sales for the Company declined 1.3%. Lechters Housewares comparable store sales increased 0.2% for the quarter and Famous Brands Housewares Outlet stores decreased 5.8%. During the second quarter of Fiscal 1998, the Company opened 4 stores and closed 7 reducing the stores in operation at August 1, 1998 to 612 from the 615 in operation at the beginning of the second quarter compared to 645 stores in operation at August 2, 1997.

Gross  Profit for the second quarter was $21,560,000, 23.6%  of sales and  was  $1,288,000 and 0.4 percentage points as a percent  of sales lower  than  gross profit for the second quarter of Fiscal  1997.
The sales  decrease  was  the primary reason for the decrease  in
amount. Additional   price   reductions  and  the  emphasis   on  "off-price"
merchandise, partially offset by the reduction in occupancy costs related to fewer stores in operations were the significant factors with respect to the gross profit rate decrease.

Selling, General and Administrative Expenses increased nominally,$50,000, to $27,942,000, which was 30.6% of sales and were 1.3% percentage points higher than the expense rate for the second quarter of Fiscal 1997. While store operating expenses with the exception of payroll were reduced from the prior year, expenses in the Service Office were higher reflecting the continued increased costs of the merchandise division due to the "off-price" programs and increased costs in information technology in support of a new infra-structure and other initiatives including Year 2000 compliance.

Other (Income)/Expense for the quarter was an expense of $127,000, 0.1% of net sales and was $379,000 and 0.4 percentage points below the amount for the comparable period last year. Interest expense was virtually equivalent to last year's amount while interest and investment income and gains were $370,000 higher for the second quarter versus the comparable period last year. As of August 1, 1998 Marketable Securities classified as available for sale were $61,722,000 which was $23,470,000 higher than at August 2, 1997. The higher invested balances produced the increased interest and investment related income.

TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 IN COMPARISON WITH TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

Net  sales  for  the twenty-six weeks ended August 1,  1998
decreased $2,627,000 to $177,616,000, a 1.5% decrease from the comparable twenty-six week period of Fiscal 1997. The sales decrease was due to the reduced number of stores in operation during Fiscal 1998 which on average had 31 fewer store locations than Fiscal 1997 and to the sales decrease in the Company's Famous Brands Housewares Outlet stores related to the transition to more "special buy", "off-price" merchandise. Sales for the Company's Lechters Housewares stores decreased 0.1% to $137,328,000 and sales for the Company's Famous Brands Housewares Outlet stores decreased 5.9% to $40,288,000. On a comparable store basis, sales for the Company increased 0.8% with the Lechters Housewares stores increasing 2.8% and sales for Famous Brands Housewares Outlet stores decreasing 5.3%. Year-to-date, the Company has opened 7 stores and closed 21 reducing the stores in operation from 626 at January 31, 1998 to 612 as of August 1, 1998 compared to 645 stores in operation at August 2,1997.

Gross Profit for the twenty-six week period ended August 1, 1998 increased $393,000 to $43,218,000. At 24.3% of net sales, the gross margin rate increased 0.5 percentage points over the rate for the comparable period of Fiscal 1997. While increased price reductions and the increased emphasis on "off-price", "special buy" merchandise reduced the gross profit rate, the reduction was more than offset by the reduced occupancy costs related to the reduction in the number of stores in operation.

Selling,  General  and Administrative Expenses increased  $845,000 to $56,228,000 and at 31.7% of net sales, were 1.0 percentage point higher as a rate compared to the comparable period of Fiscal 1997. As mentioned for the second quarter, the expense trends are similar with store operating expenses with the exception of payroll reduced due to on average 31 fewer stores in operation than last year. Service Office expenses have increased due to additional resources needed to support the "off-price" strategies and to support the information technology initiatives including Year 2000.

YEAR 2000 COMPLIANCE

The  Company continues actively addressing the year 2000  issue.
All systems have been reviewed for compliance and where necessary program modifications made. Alternatively, where also warranted by business functionality requirements, certain legacy systems which were scheduled for replacement independent of the Year 2000 issues, have or will  be  replaced  with  new  software  certified  to  be  year
2000 compliant.   Furthermore, the Company has solicited the commitment
of its key vendors and service providers to ensure their systems are capable of operating in the future and hence compatible to the extent necessary.

The Company does not expect its cost of compliance to be exceptional in light of its current plan to otherwise upgrade the capabilities of its existing systems.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, cash equivalents and marketable securities increased
$23,772,000 over their combined balances at the close of the second quarter of Fiscal 1997.

Cash flow during the twenty-six weeks ended August 1, 1998
as reflected on the Statements of Cash Flows, was a net decrease of cash and cash equivalents of $3,405,000. Operating activities, which are comprised of the net loss of $7,476,000 adjusted for non-
cash expenses such as depreciation and amortization and changes in operating assets, utilized $12,446,000 of cash during Fiscal 1998 to date. Significant components of operating cash flow for the twenty-six weeks ended August 1,1998 included depreciation and amortization which provided cash of $8,258,000, merchandise inventories which increased utilizing cash of $9,420,000, accounts receivable and prepaid expenses which increased utilizing cash of $4,447,000 and $4,425,000, respectively, and accounts payable, accrued expenses and taxes other than income taxes which increased and provided cash of $8,922,000. Total merchandise inventories were $3,602,000 lower at August 1, 1998 than at August 2, 1997. Investing activities provided $10,041,000 as the Company's capital expenditures utilized $2,892,000 of cash while the $12,933,000 reduction in marketable securities provided cash.

Capital expenditures to date were for the construction of and fixtures for new and relocated stores, store renovations and remodels and for computer hardware upgrades and additions. Financing activities utilized $1,000,000 of cash as the Company paid the dividend on the convertible preferred stock of $1,010,000 and the exercise of stock options provided $10,000.

During the first quarter of Fiscal 1998, the Company entered into a new $40,000,000 Credit Agreement with a syndicate of banks led by Chase Manhattan Bank to replace the existing credit facility which was to expire in May 1998. The new facility consists of a $20,000,000 line of credit for direct borrowings and a $20,000,000 line for the issuance of letters of credit. The term of the new agreement is for three years, with the letter of credit component renewable annually during that period.

PART II.  Other Information

Item 4- Submission of Matters to a Vote of Security Holders

     (a) Regular annual meeting of the Company's stockholders, held June 18, 1998 in New York, NY.

     (b)  Directors elected at the meeting for a three-year term:

               Donald Jonas
               Stephen Westerfield


          Continuing Directors:

               Martin S. Begun          Robert Knox
               Roberta S. Maneker       John Wolff
               Anthony E. Malkin        Charles A. Davis
               Bernard D. Fischman      Norman Matthews


 (c)(1)   a.   To elect two Director Nominees; and

          b. To consider and act upon a proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending January 30, 1999; and

          c. To consider and act upon a proposal to approve the 1998 Long-Term Incentive Plan.


       (2)     Director Nominees

               Class of Stock      For            Withhold    Total Voted
               Common              13,829,147       45,159     13,874,306
               Preferred            2,399,984            -      2,399,984
                      Total        16,229,131       45,159     16,274,290


             Proposal to ratify Deloitte & Touche LLP asIndependent Auditors

            Class of Stock     For      Against    Abstain    Total Voted
            Common         13,868,259     2,819      3,228     13,874,306
            Series A
            Preferred       2,399,984         -          -      2,399,984
              Total        16,268,243     2,819      3,228     16,274,290

     Proposal to approve the 1998 Long-Term Incentive Plan

                                                     Broker
     Class  of Stock   For     Against   Abstain   Non-Votes  TotalVoted

     Common        11,056,382  914,854   419,887  1,483,183   13,874,306
     Series  A
     Preferred      2,399,984        -         -          -    2,399,984
       Total       13,456,366  914,854   419,887  1,483,183   16,274,290


     (3)  Election of Directors

       Name                    Votes For             Votes Withheld
       Donald Jonas           16,229,595                 44,695
       Stephen Westerfield    16,229,131                 45,159


Item 5- Other Information

Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date corresponding to the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an overriding advance notice provision in the Company's Bylaws. The Company's Bylaws do not contain such an advance notice provision.

For the Company's Annual Meeting of Stockholders expected to be held on June 17, 1999, stockholders must submit such written notice to the Secretary of the Company on or before March 29, 1999.

This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement under Rule 14a-8. For the Company's Annual Meeting of Stockholders expected to be held on June 17, 1999, any stockholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company on or before January 13, 1999.

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

3.2 By-laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-40372).

4.1  Preferred Stock Purchase Agreement dated April 5,1996.
     (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997).

4.2 Indenture, dated as of September 27, 1991, between the Company and Chemical Bank, as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
     January 25, 1992).

10.1 Lechters, Inc. Long-Term Incentive Plan.

27   Financial Data Schedule



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LECHTERS, INC.


                              By:  /s/ James J. Sheppard
                                   James J. Sheppard
                                   Senior Vice President and
                                   Chief Financial Officer
Date:     September 14, 1998