Form 10-Q
period 1998-10-31
LECHTERS INC
filed 1998-12-10
CIK 798186

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON DC 20549

                                     FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended October 31, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from To

Commission File No. 0-17870

                                 LECHTERS, INC.

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      NEW JERSEY                        No. 13-2821526
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



                             YES     X  NO
                                    ----     ---


The number of shares of the Registrant's common stock, without par value, outstanding at December 10, 1998: 17,176,286:

                          LECHTERS, INC. AND SUBSIDIARIES
                                     FORM 10-Q
                       FOR QUARTER ENDED OCTOBER 31, 1998
                                       INDEX

                                                                        PAGE NO.
PART I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  October 31, 1998 and January 31, 1998                        1

                  Consolidated Statements of Income
                  for the Thirteen and Thirty-Nine Weeks Ended
                  October 31, 1998 and November 1, 1997                        2

                  Consolidated Statements of Cash Flows
                  for the Thirty-Nine Weeks Ended
                  October 31, 1998 and November 1, 1997                        3

                  Consolidated Statement of Shareholders'
                  Equity for the Thirty-Nine Weeks Ended
                  October 31, 1998                                             4

                  Notes to Consolidated Financial Statements                 5-6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              6-9

PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                            10



--------------------------------------------------------------------------------
                               SAFE HARBOR STATEMENT
             UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

-  economic and  geographic factors  including  political and economic  risks;
-  changes in and compliance  with  environmental  and safety laws and policies;
-  weather  conditions;
-  population  growth  rates and  demographic  patterns;
-  competition for retail customers;
-  Year 2000 issues;
-  market demand, including structural  market  changes;
- changes in tax rates or policies or in rates of inflation; changes in project costs;
-  unanticipated  changes in  operating  expenses  and capital  expenditures;
-  capital market conditions;
- legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
--------------------------------------------------------------------------------

PART I.      Financial Information


                         LECHTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                                    October 31,      January 31,
                                                        1998             1998
                  A S S E T S                       (unaudited)
  Current Assets:
      Cash and Cash Equivalents                        $1,612          $  16,395
      Marketable Securities                            52,586             74,747
      Accounts Receivable                              12,276              5,084
      Merchandise Inventories                         129,909             99,034
      Prepaid Expenses                                  7,668              2,145
                                                        -----              -----

      Total Current Assets                            204,051            197,405
  Property and Equipment:
      Fixtures and Equipment                           59,276             58,841
      Leasehold Improvements                           97,675             94,556
                                                       ------            -------
                                                      156,951            153,397
      Less Accumulated Depreciation &                  88,227             79,891
        Amortization                                   ------          ---------

      Net Property and Equipment                       68,724             73,506
  Other Assets                                          8,976              6,523
                                                        -----          ---------
  Total Assets                                       $281,751           $277,434
                                                     ========           ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
      Accounts Payable                                $23,800          $  10,127
      Dividends Payable - Preferred Stock                   0              1,010
      Salaries, Wages and Other Accrued Expenses       20,012             18,102
      Taxes, Other Than Income Taxes                    2,194              1,227
      Income Taxes Payable                              1,076              2,941
                                                        -----             ------

      Total Current Liabilities                        47,082             33,407
  Long-term Debt
      5% Convertible Subordinated Debentures
      due September 27, 2001 (Net of Unamortized
      Discount of $4,085 and $4,999, respectively)     60,915             60,001
                                                       ------         ----------

      Total Long-Term Debt                             60,915             60,001

  Deferred Income Taxes and Other Deferred Credits     18,994             18,176
  Shareholders' Equity:
      Convertible Preferred Stock, $100 Par Value
       Authorized 1,000,000 Shares,
      Issued and Outstanding - Series A - 149,999
      Shares; Series B - 50,001 Shares                 20,000             20,000
      Common Stock, No Par Value,
         Authorized 50,000,000 Shares,
         Issued and Outstanding
         17,176,286 and 17,174,286, respectively           58                 58
      Unrealized Holding Gain on Available
         for Sale Securities                              232                 84
      Additional Paid-in Capital                       62,380             62,370
      Retained Earnings                                72,090             83,338
                                                       ------          ---------
      Total Shareholders' Equity                      154,760            165,850
                                                      -------          ---------

  Total Liabilities and Shareholders' Equity         $281,751           $277,434
                                                     ========           ========

          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands, except share and per share amounts)

                                               Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                               --------------------         -----------------------
                                              October 31,   November 1,    October 31,   November 1,
                                                 1998          1997           1998         1997
                                                 ----          ----           ----         ----
                                                     (unaudited)                 (unaudited)
Net Sales                                     $  95,682     $  99,711       $ 273,298    $279,954
Cost of Goods Sold (including
   occupancy and indirect costs)                 72,894        74,902         207,292     212,320
                                              ---------     ---------       ---------     -------

      Gross Profit                               22,788        24,809          66,006      67,634

Selling, General and
   Administrative Expenses                       28,948        27,989          85,176      83,372
                                              ---------     ---------       ---------     -------
Operating Loss                                   (6,160)       (3,180)        (19,170)    (15,738)
Other Expenses (Income):
    Interest Expense                              1,121         1,153           3,343       3,433
    Interest Income                                (770)         (412)         (3,109)     (1,718)
    Net Investment
      (Gain/Income) Loss                           (118)         (131)           (339)       (175)
                                              ---------     ---------       ---------     -------

Total Other Expenses (Income)                       233           610            (105)      1,540
                                              ---------     ---------       ---------     -------

Loss Before Income Taxes                         (6,393)       (3,790)        (19,065)    (17,278)

Income Tax Benefit                               (2,621)       (1,554)         (7,817)     (7,084)
                                              ---------     ---------       ---------     -------

Net Loss                                         (3,772)       (2,236)        (11,248)    (10,194)

Preferred Stock Dividend Requirement                253           253             758         758
                                              ---------     ---------       ---------     -------

Net Loss Applicable to Common
  Shareholders                                ($  4,025)    ($  2,489)      ($ 12,006)   ($10,952)
                                              =========     =========       =========     =======

Net Loss Per Common Share - Basic             ($   0.23)    ($   0.15)      ($   0.70)   ($  0.64)
                                              =========     =========       =========     =======

Net Loss Per Common Share - Diluted           ($   0.23)    ($   0.15)      ($   0.70)   ($  0.64)
                                              =========     =========       =========     =======

Weighted Average Common Shares
   Outstanding - Basic                       17,176,000    17,155,000      17,176,000   17,155,000
                                             ==========    ==========      ==========   ==========

Weighted Average Common Shares
   Outstanding - Diluted                     17,176,000    17,155,000      17,176,000   17,155,000
                                             ==========    ==========      ==========   ==========

             See accompanying notes to consolidated financial statements.

                          LECHTERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in thousands)

                                                       Thirty-Nine Weeks Ended
                                                      October 31,   November 1,
                                                         1998          1997
                                                        -----          ----
                                                           (unaudited)
Cash Flows From Operating Activities:
   Net Loss                                           ($11,248)      ($10,194)

Adjustments to Reconcile Net Loss to Net
   Cash Used In Operating Activities:
   Depreciation and Amortization                        12,455         13,445
   Deferred Rent                                           694            694
   Other                                                   641            611

Changes in Assets and Liabilities:
   Increase in Accounts Receivable                      (7,192)        (8,919)
   Increase in Merchandise Inventories                 (30,875)       (40,505)
   Increase in Prepaid Expenses                         (5,523)        (2,955)
   Increase in Accounts Payable,
     Accrued Expenses and Taxes Other
     Than Income Taxes                                  16,550         27,423
   Decrease in Income Taxes Payable                     (1,865)        (1,180)
   Increase in Other Assets                             (3,305)        (2,454)
                                                       --------       --------

   Net Cash Used In Operating Activities               (29,668)       (24,034)

Cash Flows From Investing Activities:
   Capital Expenditures                                 (6,526)        (3,453)
   Decrease in Available for Sale Securities            22,411         25,376
                                                      --------       --------

   Net Cash Provided by Investing Activities            15,885         21,923

Cash Flows From Financing Activities:
   Payment of Preferred Stock Dividend                  (1,010)        (1,010)
   Exercise of Stock Options                                10             --
                                                      --------       --------

   Net Cash Used In Financing Activities                (1,000)        (1,010)
                                                      --------       --------

Net  Decrease  in Cash and Cash Equivalents            (14,783)        (3,121)

Cash and Cash Equivalents, Beginning of Period          16,395          7,022
                                                      --------       --------

Cash and Cash Equivalents, End of Period              $  1,612       $  3,901
                                                      ========       ========

Supplemental Disclosure of Cash Flows Information:

Cash Paid During the Period for:
   Interest                                           $  2,769       $  3,378
                                                      ========       ========

   Income Taxes                                       $  2,289       $  2,061
                                                      ========       ========


          See accompanying notes to consolidated financial statements

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                         Common   Preferred  Additional              Unrealized
                         Stock     Stock      Paid-In    Retained    Holding
                         Issued    Issued     Capital    Earnings   (Loss)Gain    Total

Balance,
   January 31, 1998       $58     $20,000    $62,370     $83,338       $ 84      $165,850

Net Loss Thirty-Nine
  Weeks Ended
  October 31, 1998         --          --         --     (11,248)        --       (11,248)

Unrealized
  Holding Gain
  Adjustment               --          --         --          --        148           148

Exercise of Stock           -           -         10           -           -           10
Options                -------   --------    -------    --------    --------   ----------


Balance, October 31,
1998                      $58     $20,000    $62,380    $ 72,090        $232    $ 154,760
(unaudited)               ===     =======    =======    ========    ========    =========




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

      The Company's results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1998.

2.    NET LOSS PER SHARE

      "Basic" net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997. With respect to "diluted" net loss per share, stock options which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997.

3.    COMPREHENSIVE INCOME (LOSS)

      In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income." As required by SFAS No.130 the following is a summary of the Company's comprehensive income (loss):


                                                       Thirty-Nine Weeks Ended
                                                      October 31,    November 1,
                                                         1998           1997
                                                        ----            ----
      Net  Loss                                       ($11,248)      ($10,194)

      Components of Comprehensive (Loss) Income:

      Unrealized Holding (Loss) Gain on Available
        For Sale Securities - Net of Applicable
        Income Tax Benefit/Expense                         148             31
                                                           ---            ---
       Comprehensive Loss                             ($11,100)      ($10,163)
                                                      ========       ========


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 31, 1998 IN COMPARISON WITH THIRTEEN WEEKS ENDED NOVEMBER 1, 1997.

Net sales for the thirteen weeks ended October 31, 1998 decreased $4,029,000 to $95,682,000, a decrease of 4.0% compared to the comparable period of Fiscal Year 1997. The decrease was primarily attributable to the reduction in the number of stores in operation which averaged 26 fewer than the number of stores during the comparable period of Fiscal Year 1997. The reduction in the number of stores reflects the Company's strategy to improve the quality of its store locations by upgrading to better performing sites. Lechters Housewares(R) store sales for the third quarter decreased 3.8% to $72,451,000 while Famous Brands Housewares Outlet(R) sales declined 4.6% to $23,231,000. On a comparable store basis, sales for the Company declined 2.0%. Lechters Housewares(R) comparable store sales decreased 1.3% for the quarter and Famous Brands Housewares Outlet(R) stores decreased 4.3%. During the third quarter of Fiscal Year 1998, the Company opened 7 stores and closed 5 increasing the stores in operation at October 31, 1998 to 614 from the 612 in operation at the beginning of the second quarter. There were 642 stores in operation at November 1, 1997.

Gross Profit for the third quarter was $22,788,000 or 23.8% of sales, and was $2,021,000 and 1.1 percentage points, as a percent of sales, lower than gross profit for the third quarter of Fiscal Year 1997. The sales decrease was the primary reason for the decrease in gross profit. Additional price reductions related to the "off-price" and "special buy" initiatives partially offset by the reduction in occupancy costs related to fewer stores in operation, was the most significant factor with respect to the gross profit rate decrease.

Selling, General and Administrative Expenses increased $959,000 to $28,948,000 or 30.3% of sales, and were 2.2% percentage points higher than the expense rate for the third quarter of Fiscal Year 1997. While store operating expenses with the exception of payroll were reduced from the prior year, expenses in the Service Office were higher reflecting the continued increased payroll costs in the merchandise department and in information technology in support of a new infra-structure and other initiatives including Year 2000 compliance.

Other (Income)/Expense for the quarter was an expense of $233,000 or 0.2% of net sales, and was $377,000 and 0.4 percentage points below the amount for the comparable period last year. Interest expense was virtually equivalent to last year's amount while interest and investment income and gains were $345,000 higher for the third quarter versus the comparable period last year. As of October 31, 1998 Marketable Securities classified as available for sale were $52,586,000 which was $23,824,000 higher than at November 1, 1997, and there higher balances produced the increased interest and investment related income.

THIRTY-NINE WEEKS ENDED OCTOBER 31,1998 IN COMPARISON WITH THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

Net sales for the thirty-nine weeks ended October 31, 1998 decreased $6,656,000 to $273,298,000, a 2.4% decrease from the comparable thirty-nine week period of Fiscal Year 1997. The sales decrease was primarily due to the reduced number of stores in operation during Fiscal Year 1998 which on average had 29 fewer store locations in operation during Fiscal Year 1998 versus the comparable period of Fiscal Year 1997. Sales for the Company's Lechters Housewares(R) stores decreased 1.4% to $209,780,000 and sales for the Company's Famous Brands Housewares Outlet(R) stores decreased 5.5% to $63,518,000. On a comparable store basis, sales for the Company decreased 0.1% with the Lechters Housewares(R) stores increasing 1.4% and Famous Brands Housewares Outlet(R) stores decreasing 5.0%. Year-to-date, the Company has opened 14 stores and has closed 26 stores reducing the stores in operation from 626 at January 31, 1998 to 614 as of October 31, 1998. There 642 stores in operation at November 1, 1997.

Gross Profit for the thirty-nine week period ended October 31, 1998 decreased $1,628,000 to $66,006,000. At 24.2% of sales, the gross margin rate equaled the rate for the comparable period of Fiscal Year 1997. While increased price reductions related to the Company's emphasis on "off-price" and "special buy" programs decreased the gross profit rate, the decrease was offset by the reduced occupancy costs related to the fewer stores in operation.

Selling, General and Administrative Expenses increased $1,804,000 to $85,176,000 and at 31.2% of net sales, were 1.4 percentage points higher than the rate for the comparable period of Fiscal Year 1997. As mentioned for the previous quarters, the expense trends are similar with store operating expenses, with the exception of payroll, reduced due to fewer stores in operation than last year. Service Office expenses have increased due to additional resources needed to support the "off price" and "special buy" strategies and to support the information technology initiatives including Year 2000 compliance.

Year to date net other expense (income) was an income of $105,000 compared to a net expense of $1,540,000 for the comparable thirty-nine week period of the prior fiscal year. Interest expense decreased $90,000 while interest income and investment income and gains increased $1,555,000 over the comparable period of the prior fiscal year. Higher invested balances in marketable securities have produced the increased interest and investment income.

YEAR 2000

The Year 2000 ("Y2K") issue is primarily the result of computer programs using two digits instead of four digits to indicate the year. The Company initiated its Year 2000 compliance project during Fiscal Year 1997 with a review of all existing information technology ("IT") software systems.

In Fiscal Year 1996, prior to the recognition of the Year 2000 as a significant business risk, in the normal course of business, the Company identified key core systems which needed to be replaced. A new financial suite including modules for general ledger, accounts payable and fixed assets was installed at the beginning of the current fiscal year. Additional modules are being installed for use with the start of Fiscal Year 1999. A new merchandise inventory analysis and control system is also scheduled for replacement prior to the Year 2000. The core software package is currently being installed during Fiscal Year 1998. The new core merchandise systems are scheduled to be operational during the first half of Fiscal Year 1999. Finally, the Company has also contracted to install a new warehouse management system which is in the early stages of development and will be implemented prior to the commencement of the Year 2000. All three major systems acquisitions have been certified Year 2000 compliant. All new software to be acquired by the Company will be required to be certified as Year 2000 compliant.

The Company has recently established a Year 2000 Compliance Task Force whose charter is to review all of the Company's efforts to ensure that the Company will be Year 2000 compliant prior to December 31, 1999. Comprised of representatives from Information Technology, Operations, Finance, Loss Prevention, Merchandising and Human Resources, the task force is reviewing all potential Year 2000 issues. The Y2K Task Force's initial focus has been to review steps taken to date primarily in the IT area. Currently in process is a survey of merchandise vendors specifically regarding Electronic Data Interchange ("EDI") issues.

The Y2K Task Force has also commenced its review of non-IT related issues involving equipment with embedded technology which may not be Year 2000 compliant. This phase of the project will be complete early in the first quarter of Fiscal Year 1999.

The second phase of the Year 2000 compliance project involves a questionnaire, a draft of which is currently being reviewed and edited, to be sent to all the Company's vendors, suppliers, landlords and outside service providers to determine the degree of Year 2000 readiness with respect to these parties.

With the evaluation of the questionnaire results, the third phase of the Year 2000 compliance project will focus on evaluating the results of the questionnaire, reviewing the results of the non-IT equipment survey and verifying IT software surveys previously conducted. Based on the above process, the Y2K Task Force will develop before the end of the first quarter of Fiscal Year 1999, a final Year 2000 remediation plan to be completed by the third quarter of Calendar Year 1999. If deemed necessary, third party consultants will be engaged to evaluate and/or assist in the completion of the plan.

The final two phases of the Year 2000 remediation plan involve the establishment of contingency plans scheduled for development during the second quarter of Fiscal Year 1999 and the development of a worst case scenario. The development of a "worst case" scenario will be based on the assessment of the Company's readiness and the readiness of its key vendors, major suppliers, landlords and key service suppliers. Given the fact that the Company operates a large number of stores which are geographically dispersed and has a large supplier base, the Company's initial evaluations to date indicates that these two conditions will tend to mitigate potential adverse impacts of the Year 2000 issues. This evaluation, however, is based on certain expectations and assumptions which may ultimately prove to be inaccurate.

The cost of the software purchased for the major systems as described above approximates $3,700,000. Future costs of new software for major systems are estimated to be $1,300,000 for the completion of the merchandise inventory analysis and control system and $1,200,000 for a warehouse management system. Costs of compliance such as hardware upgrades, equipment replacement and miscellaneous software are currently under study by the Company. Costs of re-training or modifications to existing programs will be expensed as incurred. It is anticipated that funds for Year 2000 compliance costs will be generated by internal sources.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, cash equivalents and marketable securities increased $21,535,000 over their combined balances at the close of the third quarter of Fiscal Year 1997.

Cash flow during the thirty-nine weeks ended October 31, 1998 as reflected on the Statements of Cash Flows, was a net decrease of cash and cash equivalents of $14,783,000. Operating activities, which are comprised of the net loss of $11,248,000 adjusted for non-cash expenses such as depreciation and amortization and changes in operating assets, utilized $29,668,000 of cash during Fiscal Year 1998 to date. Significant components of operating cash flow for the thirty-nine weeks ended October 31, 1998 included depreciation and amortization which provided cash of $12,455,000, merchandise inventories which increased, utilizing cash of $30,875,000, accounts receivable and prepaid expenses which increased, utilizing cash of $7,192,000 and $5,523,000, respectively, and accounts payable, accrued expenses and taxes other than income taxes which increased and provided cash of $16,550,000. Total merchandise inventories were $11,038,000 lower at October 31, 1998 than at November 1, 1997. Investing activities provided $15,885,000 as the Company's capital expenditures utilized $6,526,000 of cash while the $22,411,000 reduction in marketable securities provided cash.

Capital expenditures to date of $6,526,000 were for the construction of and fixtures for new and relocated stores, store renovations and remodels and for computer hardware upgrades and additions. Financing activities utilized $1,000,000 of cash as the Company paid the dividend on the convertible preferred stock of $1,010,000 and the exercise of stock options provided $10,000.

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

Item 6-Exhibits and Reports on Form 8-K

a.     Exhibits.

3.1 Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No.33-29465(the "Registration Statement")).

3.2 By-laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No.33-40372).

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

b. No reports on Form 8-K were filed.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LECHTERS, INC.

                                    By:   /s/ James J. Sheppard
                                          James J. Sheppard
                                          Senior Vice President and
                                          Chief Financial Officer
Date: December 10, 1998