Form 10-K
period 1999-01-31
LECHTERS INC
filed 1999-04-28
CIK 798186

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1999

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

                                    YES x NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
--------------------------------------------------------------------------------

As of April 16, 1999 17,176,286 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing price on the NASDAQ National Market on that date) was approximately $24,057,514.

         For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,345,612 Shares beneficially owned by directors and executive officers of the registrant. In making such calculation, the registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on June 22, 1999.

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this annual report on Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

- economic and geographic factors including political and economic risks;
- changes in and compliance with environmental and safety laws and policies;
- weather conditions;
- population growth rates and demographic patterns;
- competition for retail customers;
- Year 2000 issues;
- market demand, including structural market changes;
- changes in tax rates or policies or in rates of inflation;
- changes in project costs;
- unanticipated changes in operating expenses and capital expenditures;
- capital market conditions;
- legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

         The Company's unit expansion peaked in fiscal year 1992 when 81 new stores were opened. As of the end of the current fiscal year, the Company owned and operated 578 stores (443 Lechters Housewares(R) stores, 134 Famous Brands Housewares Outlet(R) and one Cost Less Home Store(SM)) in 42 states and the District of Columbia.

         The Company continued to reposition its basic concepts. While both concepts featured houseware products, Lechters Housewares(R) has been enhancing its franchise as the country's largest specialty retailer of products for the kitchen. Famous Brands Housewares Outlet(R) continued the process of transitioning the greater portion of its assortment to off-price merchandise in an effort to establish the exceptional value proposition expected in outlet mall locations. The outcome of the repositioning has resulted in the evolution of the Company into two major segments, Specialty Housewares and Off-Price Home Business. Cost Less Home Store(SM), the Company's newest concept, is focused on a "big box" format with 20,000 - 25,000 gross square feet of space. In addition to an expanded offering of the Company's base housewares assortment, the concept has added items including domestics and gourmet foods. The details of both segments' operating strategies follow in this report.

         The Company operated as a private concern during the period from its inception to its initial public offering on July 25, 1989. The Company's common stock is listed on NASDAQ under the symbol LECH.

OPERATING STRATEGIES

A.  MERCHANDISING AND MARKETING

         Over the past four years, the Company has been engaged in a variety of tests and trials designed to more effectively position itself as a player in the markets in which it competes. Approximately 18 months ago, the decision was reached that the Company needed to re-invent itself in order to compete effectively in the new millennium.

         While there has been considerable progress in development of growth opportunities for the Company, there remains a number of significant changes in order to exploit these opportunities. Moreover, the Company must prepare for continuous change in the way it does business.

         To this end, the Company is focusing on the following strategic priorities:

- Re-deployment of assets into retail concepts that can and will perform at above average levels resulting in stakeholder (customers, employees, investors, and vendors) satisfaction with anticipated returns. Two of these retail concepts are already in place: Lechters Kitchen Place(R) and Cost Less Home Store(SM).

- Re-energizing the existing Lechters Housewares(R) business with a smaller number of profitable stores, including the Lechters Kitchen Place(R) stores. This business will continue to provide significant positive cash flow as Lechters Housewares(R) contracts and this format will remain a key part of the Company's core business.

- Famous Brands Housewares Outlet(R) sales will be derived from a smaller number of core stores as the Company closes under-performing locations.

- Geographic concentration that will allow the Company to effectively support the existing and new concepts with both marketing and management focus.

- Development of an organizational capability to create (or re-position) and grow retail concepts in markets where meaningful competitive advantage can be achieved.

The plans for each of the Company's business segments follow.

BUSINESS SEGMENTS

The Company operates two segments: Specialty Housewares and the Off-Price Home Business.

SPECIALTY HOUSEWARES

The Specialty Housewares segment is the largest business segment and accounted for 78.3% of total sales in Fiscal 1998. This segment consists of two separate formats: Lechters Housewares(R) and Lechters Kitchen Place(R).

     Lechters Housewares(R)
         Lechters Housewares(R) operates in two different size categories; a 3,000 square foot Lechters Housewares(R) store and a 6,000 square foot Super Lechters Housewares(R) store. The 3,000 square foot Lechters Housewares(R) store offers customers an edited assortment of products for the kitchen and home at moderate prices while Super Lechters Housewares(R) stores have a more extensive merchandise assortment. The Company ended the year with 359 Lechters Housewares(R) stores and 84 Super Lechters Housewares(R) stores.

     Lechters Kitchen Place(R)
         This format is a re-invention of the Lechters Housewares(R) store. The first two Lechters Kitchen Place(R) stores opened in the fall of 1998. These stores are approximately 5,000 to 6,000 square feet in size. The Lechters Kitchen Place(R) stores include many of the existing Lechters Housewares(R) merchandise categories plus significant expansions including a complete kitchen electric department, an expanded cookware department, a gourmet food department and trade-up assortments in all categories. The store features merchandise, organized by department, in an easy to shop environment and a new, more attractive store design. The price points are higher than the traditional Lechters store with the store positioned between Lechters and department and better specialty stores. The average unit price is targeted at $10.00 vs. $5.87 for Lechters Housewares(R).


OFF-PRICE HOME BUSINESS

The Off-Price Home Business segment accounted for 21.7% of total sales in Fiscal 1998. This segment consists of two separate formats: Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM)

Famous Brands Housewares Outlet(R)
     Famous Brands is a 4,000 square foot specialty retailer of off-price housewares and products for the home. These stores are located in outlet centers. Lechters operated 134 Famous Brands Stores at the end of Fiscal 1998.

Cost Less Home Store(SM)
     Cost Less Home Store(SM) presents a new growth vehicle for Lechters, Inc. The typical Cost Less Home Store(SM) has approximately 20,000 - 25,000 square feet devoted to the sales of housewares, linens and domestics, kitchen textiles, gifts, home furnishing, furniture, gourmet food and seasonal items. This concept offers exceptional value (discounts up to 70% off of department and specialty store prices) on a constantly changing assortment of off-price merchandise in an easy-to-shop environment. One Cost Less Home Store(SM) store opened in November of Fiscal 1998 and a second opened in February of Fiscal 1999.

Speciality Housewares

         Lechters Housewares(R) stores are merchandised and marketed to a large cross section of customers typically found in high-traffic, regional shopping malls having at least two major department stores as "anchors" and with at least 200,000 square feet of retail space for specialty stores. City stores and strip center stores are also operated under this trade name. The Company believes it appeals to a broad range of customers. Research indicates that the primary customer is female from a household with an average annual household income of $40,000 - $50,000.

         The Lechters Housewares(R) product line is broadly defined as basic housewares (cookware, bakeware, kitchen gadgets, utensils, small electrics, household storage and organization) and decorative housewares (table top, textiles, frames) which accounted for 63% and 37%, respectively, of Fiscal 1998 sales. Of the over 4,000 items in the line, 25% accounted for approximately 48% of current year sales. No individual item accounted for more than 1% of current fiscal year sales.

         All products sold by the Company are either private label or national brand names including but not limited to Rubbermaid, Durand, Ecko, Farberware, Henckels, Krups, OXO, Pyrex, Wearever Anchor Hocking and T-Fal. The Company's own brands include Cooks Club(R) (cookware, gadgets & utensils), Simple Solutions(R) (storage & organization) and Regent Gallery(R) (frames & accessories). Private label merchandise accounted for approximately 20% of Fiscal 1998 net sales.

         Lechters Housewares(R) believes that it has unique strengths in several areas. The Company believes that this concept has a strong customer franchise. Research indicates that the Lechters name is known by over 80% of mall shoppers. Over 23 million customer transactions were conducted last year in the Lechters stores and those customers purchased over 57 million items. Lechters has a loyal core of customers who know, trust and shop the store on a recurring basis.

         Lechters believes that its assortments of kitchen gadgets and picture frames are superior to other national retailers. Lechters also believes that its complete assortment of value priced kitchen products merchandised in conveniently located compact stores offers a meaningful alternative to its competitors.

         Market research indicates that 27% of Lechters customers purchase gifts and that gift purchases carry a 25% higher average ticket price than non-gift purchases. The Company has developed specific strategies to appeal to the gift customer.

         Lechters is also a leader in seasonal items and the development of new and fresh merchandise through private label as well as branded products. Lechters strives to ensure that new items, particularly those geared toward specific seasonal business, reflect current color and fashion trends.

         National brand merchandise is generally priced at department store and specialty retailer "sale prices" everyday. The value of these products is further enhanced by periodic sales and promotional events. Lechters Housewares(R) offers unique value through its specially designed private label program. The Company's price advantage reflects its purchasing power and its unique ability to design proprietary product emphasizing design, quality and functionality and secure special savings by importing that product directly from overseas.

         Items generally range in price from $1.00 to $200.00, with an average selling price of $5.87. All sales are transacted in cash and through third-party credit cards, which accounted for approximately 61% and 39%, of Fiscal 1998 net sales, respectively.

         The Company runs an advertising campaign consisting of 12 circulars inserted in Sunday newspapers. These newspapers are located in 8 major metropolitan areas across the country. Each insert has a circulation of over 5 million copies and with respect to the numbers of store locations targeted impacts approximately 52% of the Lechters Housewares(R) business. The Company's advertising program began in 1996 and based on continued success has been expanded over the last two years.

         Funding of the Company's advertising expense is supported in part by cooperative advertising allowances from suppliers. Net advertising expense was 1.7% of Lechters Housewares(R) sales in Fiscal 1998 as compared to 1.8% in Fiscal 1997.

         The Lechters Housewares(R) business is highly seasonal. As a convenience concept, the chain benefits from the high concentration of traffic about its stores during certain times of the year. Sales are highest during the year-end holiday season. The Company also experiences a strong back-to-school business which commences in late July. In Fiscal 1998, November/December and back-to-school sales accounted for approximately 32% and 19%, respectively, of total year sales.

         Lechters Kitchen Place(R) stores represent a re-invention of the Lechters Housewares(R) concept. These stores are 5,000 to 6,000 square feet. The merchandise assortment includes most of the existing Lechters businesses plus supplemental categories such as gourmet foods. This concept has an expanded food preparation business to include a much broader assortment of cookware and kitchen electrics. The price points have been increased with a goal of a $10.00 average ticket vs. $5.87 for the Lechters Housewares(R) stores. This trade up in prices has been accomplished by adding better merchandise that the customer expects to find in a specialty store environment. Lastly many of the lower opening price points have been eliminated.

         Lechters Kitchen Place(R) is positioned between the current Lechters Housewares(R) and better specialty and department stores. The environment is a completely redesigned environment with a new floor plan, fixtures and color scheme. The store is arranged in distinct merchandise departments providing a customer friendly and easy-to-shop environment.

         Two prototype stores were opened in the fall of 1998. During the spring of 1999 the merchandise mix will be adjusted based on what has been learned. The Company anticipates that additional test stores will be opened within the next 12 months. As a side benefit to this strategy, many of the new, trade up items successfully tested in Lechters Kitchen Place(R) stores are being expanded to Lechters Housewares(R) stores.

Off-Price Home Business

         The mission of Famous Brands Housewares Outlet(R) of the Company's Off-Price Home Business segment is to become the leading retailer of off-price housewares in the outlet centers in which it operates and the preferred retailer for U.S. housewares manufacturers to liquidate their excess, discontinued and slow selling inventory.

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

         Famous Brands Housewares Outlet(R) began Fiscal 1998 with approximately 32% of sales generated by off-price merchandise. The remainder of the assortment was the same as the Lechters Housewares(R) assortment with limited reductions in pricing. At the end of Fiscal 1998, approximately 50% of sales were generated by off-price merchandise.

         The assortment of off-price merchandise is broader than the assortment offered in Lechters Housewares(R). For example, categories like accent furniture, lighting and decorative silk flower arrangements as well as expanded giftware are periodically added as opportunistic buys present themselves. Their broadened category mix contributes to the "treasure hunt" atmosphere that is so important to the appeal of this business. The Famous Brands Housewares Outlet(R) stores offer an assortment of basic Lechters Housewares(R) merchandise to supplement the constantly changing assortment of off-price purchases. The strategy is supported by a merchandising team dedicated to the Off-Price Home Business.

         Famous Brands Housewares Outlet(R) stores typically have lower occupancy expenses and leasehold improvement requirements versus stores located in malls, city locations and strip centers. The lower cost structure supports the lower price points of the outlet environment.

         Given the geographic dispersion of customers who frequent outlet centers, the marketing strategy to drive the Famous Brands Housewares Outlet(R) business will continue to rely primarily on in-store signs, handouts, displays and participation in promotions sponsored by malls. The location of these centers outside major media markets preclude the use of traditional broadcast or print media.

         The seasonality of the Famous Brands Housewares Outlet(R) business differs slightly from that of Lechters Housewares(R). The summer season represents a greater portion of the annual sales in Famous Brands Housewares Outlet(R) given the increase in leisure travel and the proximity of outlet centers to major routes and vacation destinations. In Fiscal 1998, the November/December period represented 27% of total year sales in Famous Brands Housewares Outlet(R) versus 32% for Lechters Housewares(R).

         During Fiscal 1998 the Company closed 31 Famous Brands Housewares Outlet(R) stores. The Company plans to continue to reduce the number of Famous Brands Housewares Outlet(R) stores, with the intention of operating a core group of profitable stores in viable outlet malls.

         Cost Less Home Store(SM) is a new strategy that is an outgrowth of the off-price strategy started in the Famous Brands Outlet(R) stores. The typical Cost Less Home Store(SM) is based on a store size of approximately 20,000 to 25,000 square feet in size and is dedicated to the sales of housewares, linens and domestics, kitchen textiles, gifts, home furnishing, ready-to-assemble furniture, oriental and area rugs, gourmet food and seasonal items. This concept features exceptional value on a constantly changing assortment of merchandise. The customer can expect to achieve discounts up to 70% off of department and specialty store prices. Better-branded merchandise is featured with guaranteed lowest prices.

         The Company believes that it has unique strengths that allow it to compete effectively in the Off-Price Home Business. These strengths include:

     - A merchandising team with extensive experience in the field of off-price purchasing.
     - Strong vendor relationships which enable the Company to gain favorable consideration when it competes for off-price merchandise.
     - The financial ability to purchase large quantities of off-price merchandise and pay promptly.
     -  A distribution system that supports the off-price business.

         The first Cost Less Home Store(SM) was opened in the Philadelphia metropolitan area in November of Fiscal 1998. A second store was opened in February of Fiscal 1999 in the same market area. Both stores are performing up to expectations. Consumer research indicates that the customer likes the environment and believes that the prices are very attractive.

         The Company anticipates opening additional Cost Less Home Store(SM) stores in Fiscal 1999.

B.  PURCHASING, WAREHOUSING AND DISTRIBUTION

         The Service Office is responsible for virtually all merchandising decisions including product selection, sourcing, pricing and in-store display. Merchandise mix is determined by the Service Office at each store's inception and is dictated by store size and configuration. All categories of merchandise are reviewed and edited on a regular basis to accommodate seasonal sales opportunities and evolving customer requirements.

         The Company has a dedicated buying staff for each of its segments. The Specialty Housewares buying staff is comprised of a Vice President - General Merchandise Manager, two merchandise managers and six buyers. The Off-Price Home Business buying staff includes a Vice President - General Merchandise Manager, one merchandise manager and five buyers.

         A Planning and Allocation staff supports the buying staff. That staff includes a Vice President of Merchandise, Planning and Allocation, three senior planners, teams of inventory control specialists and analysts supporting each buying group.

         The Company purchases its products from over 400 suppliers with no supplier accounting for more than 2.7% of Fiscal 1998 receipts. Approximately 65% of its products are purchased in the United States which ensures sufficient flexibility in the management and flow of merchandise. The remaining 35% is proprietary merchandise developed by the Company and imported directly from overseas. This proprietary merchandise is sourced primarily in the Far East. The Company believes that there are alternate sources for virtually all of its products.

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

         The Company generally maintains an average of ten weeks of supply of Specialty Housewares re-orderable merchandise at the distribution centers. It maintains six weeks of supply of off-price merchandise at the distribution centers, to support the Off-Price Home Business.

         The Company uses contract carriers to supply its stores with merchandise from its distribution centers. The Company's stores are supplied with merchandise within two to five days of shipping an order from the warehouse, depending upon the store's distance from the distribution centers. On average, stores are supplied with merchandise on a bi-weekly basis. Shipments frequently are increased during peak sales periods and are more frequent to high volume and city locations. The ordering process is facilitated by a Computer Assisted Replenishment (CAR) system.

C. STORE OPERATIONS

         Store Operations' objective is to provide an easy-to-shop store environment supported by knowledgeable, customer oriented and sales focused associates.

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

         As of April 1, 1999, the field organization was comprised of 3 Regional Vice Presidents and 1 Regional Manager; each has profit and loss responsibility for several districts and provides leadership to 38 District Managers. The District Managers are responsible for the day-to-day operations of the stores. Their supervisory span of control ranges from 12 to 20 stores, supported by Area Managers who are Store Managers with additional oversight responsibility for 1 to 3 additional stores. Stores are typically staffed with a Manager, 2 Assistant Managers and 5 sales/cashier Associates. The stores schedule their labor from a pool of hourly Associates, the majority of whom are part-time. The number of Associates on hand at any one time is a function of customer traffic and scheduled store activities, such as training events and the receipt of merchandise.

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

         The Company believes that the security measures in its stores are strict, reflecting the cash orientation of the Company's business. The Company employs 6 field Loss Prevention Managers, who are responsible for the review of cash register transactions and inventory management procedures, in an effort to control inventory shrinkage. Their periodic reviews are complemented by audit programs that include District Manager conducted reviews and Service Office monitoring of store transaction reports. Particular emphasis is placed on stores with a history of inventory shrinkage in excess of the norm.

D. REAL ESTATE

         The Company considers its ability to obtain and retain attractive, high-traffic store locations to be a critical element of its business and a key determinant of the Company's future growth and profitability. Lechters Housewares(R) mall stores are located primarily in high-traffic regional enclosed projects while strip centers and city stores are located in the premium project or downtown area as defined by market analysis. Famous Brands Housewares Outlet(R) stores are located in the dominant outlet projects nationally. The two Lechters Kitchen Place(R) stores are located in mall locations. The Cost Less Home Store(SM) stores opened to date are located in strip centers.

         As shown in the following table, the Company operated 443 Lechters Housewares(R) stores as of year-end. These stores range in size from 1,800 to 10,900 square feet and average approximately 3,700 square feet. The Company's 134 Famous Brands Housewares Outlet(R) stores range in size from 3,000 to 7,500 square feet and average 3,900 square feet. The Company opened its first Cost Less Home Store(SM) in November Fiscal 1998 at 18,400 gross square feet. It is anticipated that future stores will range in size from 20,000 to 25,000 square feet.

                                                              Famous Brands  Cost Less
                                                                Houseware       Home     Total
                              Lechters Housewares(R)            Outlet(R)    Store(SM)   -----
                     -----------------------------------------  ---------    ---------
                       Malls     Strips     City     Sub-Total
January 31, 1998:
   Units                   403        38        24         465       161            0         626
   Square Feet       1,465,000   142,500   105,300   1,712,800   633,600            0   2,346,400


1998 Additions:
   Units                     1        12         2          15         4            1          20
   Square Feet           2,600    38,200     6,200      47,000    13,300       18,400      78,700

1998 Closings:
   Units                    37         0         0          37        31            0          68
   Square Feet         118,400         0         0     118,400   117,800            0     236,200

January  30, 1999:
   Units                   367        50        26         443       134            1         578
   Square Feet       1,349,200   180,700   111,500   1,641,400   529,100       18,400   2,188,900(1)

(1) Approximately 90% of the total store space of the Company's stores represents selling area. The balance is storage and office space.

         The Company's present expansion plan will focus on Cost Less Home Stores(SM), Lechters Kitchen Place(R), Lechters Housewares(R) strip center locations and Lechters Housewares(R) city locations. The Company's Fiscal 1999 development plan is to open approximately 24 new stores.

         In determining where and in what format new stores will be opened, the Company's preference is to backfill existing advertised markets to enhance its marketing and operations leverage. Specific store development decisions give due consideration to such factors as market area demographics, competition, center quality and customer traffic, store location within the center, costs of development and ongoing occupancy expense. Performance comparables are also reviewed if available.

         The costs of new store development differ by division and further vary with the size of the store and site conditions. As shown below, the costs incurred by the Company to open an average 3,200 square foot store and the estimated cost for a Cost Less Home Store(SM) under typical site conditions are approximately:

                                                                     Inventory,
                                        Leasehold     Fixtures         net of       Preopening
                                       Improvements  & Equipment   Accounts Payable   Expense
                                       ------------  -----------   ----------------   -------
Lechters Housewares(R) (Malls)           $170,000     $ 55,000        $ 95,000        $ 8,000
Lechters Housewares(R) (Strip Centers)   $120,000     $ 58,000        $ 89,000        $ 6,000
Lechters Housewares(R) (City)            $315,000     $215,000        $134,000        $14,000
Lechters Kitchen Place(R)                $315,000     $102,000        $142,000        $14,000
Famous Brands Housewares Outlet(R)       $ 61,000     $ 58,000        $ 85,000        $13,000
Cost Less Home Store(SM)                 $315,000     $215,000        $399,000        $50,000

         The Company actively manages its real estate portfolio to ensure profitability at the store level. In case of an under-performing store, the Company will seek reduction in its occupancy expense under its existing lease agreement or any agreement extending the term thereof. Where profitability is unattainable, the Company will exercise its right to terminate its lease agreement under any volume termination provision or upon expiration of the term.

         The Company closed sixty-eight (68) stores in Fiscal Year 1998. In Fiscal Year 1999, the Company plans to close sixty (60) to seventy (70) stores. This continued acceleration in store closings is partly to improve the quality of the Company's store locations and partly to redeploy the assets from under-performing locations. The majority of the redeployments are expected to be mall based to strip center locations especially in major markets, wherein the benefits of its advertising programs can be leveraged.

         The majority of the Company's leases expire or will be subject to termination by the Company over the next four years. While the current real estate environment has improved, the Company does have leverage in the management of its occupancy expenses and flexibility in store location. The Company intends to capitalize on this flexibility by seeking shorter lease terms where it is an advantage and longer lease terms where it makes sense to make a longer commitment.

E.  INFORMATION TECHNOLOGY

         The Company relies heavily on technology in the conduct of its business. While fully automated, it is continually reevaluating its systems capabilities to support the current and future needs of the business.

         The Company's data reside on a combination of platforms connected in an open system, client/server environment. By the end of Fiscal 1999, all production processing will be consolidated on a single platform, the IBM SP2. This restructuring is intended to take advantage of the increased processing power inherent in the most current technology and also eliminate the inefficiency of having to support a more complex and aging hardware configuration. In Fiscal 1998 the Company completed the upgrade of its local area network (LAN) in order to service the greater utilization of decision support applications and electronic communications throughout the organization.

         The corporate data center is located within the Company's Service Office in Harrison, New Jersey. To ensure continuous operations, the Company also maintains backup system capabilities at a third-party disaster recovery site.

         In-store systems consist of IBM 4684 and 4694 Point of Sale registers with Symbol Technology laser scanners. This technology enables the efficient processing of customer transactions, daily reporting of basic sales and transaction information, ordering and receipt of inventories, payroll processing and E-mail communication with the Service Office. Additionally, field managers are equipped with laptop computers, which facilitate their communication capabilities and access to essential store, district and region level management reports.

         The Company controls the level and distribution of merchandise in its distribution centers and stores through the use of an internally developed replenishment system. While sufficient to meet the historic distribution characteristics of the business, the development of a more dynamic profile of current and future operations requires a substantially greater degree of functionality. Accordingly, in September 1997, the Company committed to the phased implementation of a replacement merchandising system. The Company expects to complete the installation of JDA's merchandise software by July 1999.

         The Company's distribution centers are internally operated using an automated warehouse management system, which also incorporates radio frequency laser scanning technology. This system enables the cost efficient handling and control of inventory in a paperless environment. While sufficient to meet the needs of the business in the past, the new business concepts require additional functionality to run the operation. In September 1998, the Company committed to the implementation of a replacement warehouse management system. The Company expects to complete installation of JDA's warehouse management software by August 1999.

         In Fiscal 1997, the Company successfully installed the first phase of a new financial system. This first phase included the upgrading of basic financial functions relating to the processing of the business. In Fiscal 1998, the Company augmented the new system with substantial planning, decision support and report writing capabilities. During Fiscal 1999, this system will be fully integrated with the aforementioned JDA merchandise system.

         The Company has aggressively expanded its Electronic Data Interchange
(EDI) capabilities and is currently communicating with over 300 of its highest volume vendors. During Fiscal 1999, the Company plans to continue to enhance these vendor partnerships and to integrate EDI technology into additional areas of the business.

         The Company maintains a Website at `www.lechters.com'. The Website continues to be revamped to make for more graphical appeal and ease of navigation. The site features descriptive Company information, upcoming sales promotions in the stores and basic investor relations materials. While the Company does not presently conduct any commerce through the site, a project is being planned for the near future.

         With respect to the Year 2000 and the actions both planned and taken by the Company to reduce this risk, please see the "Year 2000" caption of the Company's Management's Discussion and Analysis of Financial Conditions and Results of Operations included in item 7 of this Form 10-K.


COMPETITION

         The business in which the Company is engaged is highly competitive and many items sold by the Company are sold by department stores, general merchandise discount stores, hardware stores, supermarkets and others having greater financial and other resources than the Company. To a lesser extent, the Company also competes with mail order companies and other specialty retailers of home related products. However, the Company believes that it competes favorably with such retailers because the Company offers a broader assortment of housewares merchandise than most of its competitors. Furthermore, its prices are generally lower than those charged by department stores and are generally competitive with those charged by general merchandise discount stores. Nevertheless, there can be no assurance that any or all of the factors listed above which enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company.

TRADEMARKS

         The Company has registered in the United States Patent and Trademark Office its service marks "Lechters", "Lechters Home Store", "Lechters Housewares", "The Kitchen Place" and "Famous Brands Housewares Outlet" for retail services, and its trademarks "Lechters", "The Kitchen Place", "Regent Gallery", "Cooks Club", "Perfect Bake", "Perfect Grip" and "Simple Solutions" for certain housewares items. In addition, the Company has applied for registration of other marks used in the operation of its business, and those applications are pending.

ASSOCIATES

         On April 1, 1999, the Company employed 6,246 persons, 2,891 of whom were full-time (30 or more hours per week) and 3,355 of whom were part-time Associates. Of this total, 461 were located at the Company's Harrison, New Jersey Service Office and two distribution centers. Included in this total, 42 were Regional and District Managers, 6 were Loss Prevention Managers and 40 Associates were located at the Company's North Las Vegas, Nevada distribution center.

         On April 1, 1999, the 172 non-management distribution and office Associates at the Harrison, New Jersey facility were represented by UNITE, Local
99. On April 26, 1999, the Company and UNITE, Local 99 entered into an agreement as to the terms and conditions of a contract covering the distribution Associates for the period from March 16, 1999 to March 15, 2002. The contract covering office employees expires on June 30, 2000. The 5,785 Associates in the Company's 578 retail stores are non-union.

         The Company has never experienced a strike or other labor disruption and is unaware of any current efforts or plans to organize its non-union Associates. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

         The following table shows information regarding executive officers of the Company as of April 20, 1999:

                             Position or Office           Term of Employ-
Name                  Age    with the Company             ment Commenced
----                  ---    ----------------             --------------
Donald Jonas          69     Chairman of the Board,       January 1984
                             and Chief Executive
                             Officer

James Shea            53     President                    November 1994

Robert J. Harloe      54     Senior Vice President        August 1994
                             - Human Resources

Dennis Hickey         51     Senior Vice President        January 1991
                             - Stores

Ira S. Rosenberg      65     Vice President,              January 1984
                             Secretary and
                             Corporate Counsel

James J. Sheppard     47     Senior Vice President        June 1992
                             and Chief Financial
                             Officer

William  Sullivan     55     Senior Vice President        March 1998
                             - Real Estate

         Donald Jonas has been Chairman of the Board and a Director of the Company or its former parent since 1979. From 1979 to January 1994 he was also Chief Executive Officer. Mr. Jonas resumed the position of Chief Executive Officer and became President in January 1996 with the election of James Shea as President in February 1999, Mr. Jonas relinquished title as of that date. He is also a Director of Dress Barn, Inc.

         James Shea was elected President in February 1999. Prior to that, he was Senior Vice President of Marketing and Merchandising of the Company having been elected in December 1994. Prior to joining the Company in November 1994, Mr. Shea served as Senior Vice President, General Merchandise Manager, Homestore with Kaufmann's, a division of the May Department Stores Company, from 1990 to November 1994. From 1985 through 1990 he was employed by Lechmere, a hardgoods chain, as Vice President and General Merchandise Manager. Mr. Shea was also Vice President of Marketing and Merchandising for Eddie Bauer and spent 12 years with Dayton Department Stores in various merchandising positions.

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

         James J. Sheppard was elected Senior Vice President and Chief Financial Officer of the Company in June 1998. Prior to that he was Vice President and Corporate Controller having joined the Company as Corporate Controller in June 1992. Mr. Sheppard previously held the positions of Corporate Controller for Deer Park Spring Water and Staff Vice President, Assistant Controller for TW Services.

         William R. Sullivan was elected Senior Vice President - Real Estate of the Company in April 1998 having joined the Company in March 1998. Prior to that he was employed by Compass Retail, Inc., a division of Equitable Real Estate, from 1990 to 1997 as Executive Vice President - Leasing. Mr. Sullivan previously held the position of Senior Vice President of Leasing for Kravco, Inc. in King of Prussia, Pennsylvania, from 1972 to 1990. Mr. Sullivan started his career in the shopping center business with The Rouse Company.

ITEM 2.  PROPERTIES.

         The general offices of the Company are located at 1 Cape May Street, Harrison, New Jersey. The Company leases approximately 550,000 square feet of floor space at this location. Approximately 460,000 square feet are being utilized for the distribution center, and approximately 90,000 square feet for the Company's service offices. This lease expires on January 31, 2007 and the Company has three five-year renewal options.

         The Company leases a distribution center of approximately 155,000 square feet in North Las Vegas, Nevada. Approximately 151,000 square feet are being utilized for the distribution center, and approximately 4,000 square feet for administrative offices. Constructed and opened in 1993, the facility is designed to enable expansion of an additional 100,000 square feet should the need arise. This lease expires on April 7, 2008 and the Company has four five-year renewal options.

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

                         Price of Common Stock
                         ---------------------
          Fiscal 1998      High         Low
          -----------      -----        ---
        1st Quarter       6-15/16      4-3/4
        2nd Quarter         6-3/8      4-1/8
        3rd Quarter         4-7/8    2-11/16
        4th Quarter         3-3/8      2-1/8
          Fiscal 1997      High         Low
          -----------      -----        ---
        1st Quarter         4-1/8      3-1/8
        2nd Quarter         5-1/8      3-1/4
        3rd Quarter        5-7/16      3-1/2
        4th Quarter         7-3/8      4-7/8

         These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions.

         On April 16, 1999, there were approximately 798 holders of record of the Common Stock. On April 16, 1999, the closing price of the Common Stock was $1.875.

         The Company has never paid any cash dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock for the foreseeable future. In addition, the Company's Credit Agreement contains certain covenants which restrict the ability of the Company to pay dividends. See Note 7 to the Consolidated Financial Statements.

ITEM 6.      SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                 Fifty-Two                   Fifty-Three      Fifty-Two
                                                Weeks Ended                  Weeks Ended     Weeks Ended
                               --------------------------------------------- -----------     -----------
                                January 30,       January 31,     February 1,  February 3,     January 28,
                                    1999            1998            1997         1996            1995
                               ---------------------------------------------------------------------------
                               (Dollars in thousands, except share, per share and selected operating data)
Income Statement Data:
Net sales                      $    428,219    $    445,310    $   441,243   $    432,048    $   399,264
Cost of goods sold
  (including occupancy
   and indirect costs)              317,868         325,269        322,110        310,163        282,875
                               ------------    ------------    -----------   ------------    -----------

Gross profit                        110,351         120,041        119,133        121,885        116,389
Selling, general and,
  administrative expenses           118,606         115,541        110,848        109,414         93,853
Restructuring expense                    --              --             --           (217)        11,000
Provision for
   asset impairment                   1,543           8,746            370             --             --
                               ------------    ------------    -----------   ------------    -----------


Operating (loss) income              (9,798)         (4,246)         7,915         12,688         11,536
Other (Income) expense (1)             (117)          1,952          3,372          5,039          5,838
                               ------------    ------------    -----------   ------------    -----------

(Loss) Income before
income tax provision                 (9,681)         (6,198)         4,543          7,649          5,698

Income tax (benefit)
provision                            (3,940)         (2,440)         1,200          3,146          2,336
                               ------------    ------------    -----------   ------------    -----------

Net (loss) income                    (5,741)         (3,758)         3,343          4,503          3,362

Preferred stock dividend
   requirement                        1,010           1,010            842             --             --
                               ------------    ------------    -----------   ------------    -----------
Net (loss) income
available to common
shareholders                   ($     6,751)   ($     4,768)   $     2,501   $      4,503    $     3,362
                               ============    ============    ===========   ============    ===========


Net (loss) income
  per common share (2) (3)
   Basic                       ($      0.39)   ($      0.28)   $      0.15   $       0.26    $      0.20
   Diluted                     ($      0.39)   ($      0.28)   $      0.15   $       0.26    $      0.20

Weighted average common
  shares outstanding (3) (4)
   Basic                         17,176,000      17,159,000     17,155,000     17,147,000     16,898,000
   Diluted                       17,176,000      17,159,000     17,155,100     17,154,000     16,989,000

                                                  Fifty-Two                  Fifty-Three      Fifty-Two
                                                 Weeks Ended                 Weeks Ended     Weeks Ended
                                -------------------------------------------- ------------    -----------
                                  January 30,     January 31,    February 1,  February 3,    January 28,
                                     1999           1998            1997         1996           1995
--------------------------------------------------------------------------------------------------------
                             (Dollars in thousands, except share, per share and selected operating data)
Selected Operating Data:

Stores opened during year                20              7             16             48            49
Stores closed during year                68             30              9             11            11
Stores open at year-end                 578            626            649            642           605
Total square feet of store
  space (at year-end) (5)         2,188,900      2,346,400      2,432,200      2,405,100     2,228,195
Sales per average square
  foot of total space (5) (6)   $       189     $      186    $       182     $      186    $      187
Percentage increase
  (decrease) in comparable
  store sales (7)                      (1.1%)          0.5%          (0.2%)         (1.6%)         3.2%


Balance Sheet Data:
Working capital                 $   164,474     $  163,998    $   151,954     $  136,113    $  134,785
Total assets                        267,644        277,434        272,333        272,312       270,710
Long-term debt                       61,232         60,001         58,853         75,038        77,777
Shareholders' equity                159,134        165,850        170,408        148,642       143,541
Total debt to total
  Capitalization                       27.8%          26.6%          25.7%          34.4%         36.0%


(1) Other (income) expense includes interest expense net of interest income, gains realized on the sale of government securities and investment income, primarily dividends, from marketable securities.
(2) Net (loss) income per share for Fiscal 1998, Fiscal 1997 and Fiscal 1996 was calculated on net (loss) income less the preferred stock dividend requirement.
(3)  The Company has never paid any cash dividends on its Common Stock.
(4) Outstanding shares for the calculation of "basic" net (loss) income per common share is the weighted average of outstanding shares calculated on a daily basis. Outstanding shares for "diluted" net (loss) income per common share includes incremental shares for the Company's incentive stock option plan. The incremental shares represent the average of incremental shares included in the calculation of net (loss) income per common share for each quarter.
(5) Approximately 90% of total store space represents selling area. The balance is storage and office space.
(6) Average square feet of total store space represents the average of square feet of total store space at the beginning and end of each fiscal year. Sales per average square foot of total store space is the result of dividing net sales for the year by average square feet of total store space. These amounts are not adjusted to reflect the seasonal nature of the Company's sales or the impact of opening stores in different periods during the year.
(7) Comparable store sales data are calculated based on each store's time in operation during the prior year (even if such store began operations in the prior year) compared with its corresponding time in operation during the current year. Comparable store sales for Fiscal 1996 and 1995 are reported on a 52-week basis. Comparable store sales for Fiscal 1998 and Fiscal 1997 exclude sales of stores to be closed starting 90 days prior to closing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL 1998 IN COMPARISON WITH FISCAL 1997

         Sales for Fiscal 1998, the fifty-two week period ended January 30, 1999, decreased $17,091,000 to $428,219,000, a 3.8% decrease from Fiscal 1997, the fifty-two week period ended January 31, 1998. The decrease in sales was due to the closing of 68 stores during the year which was partially offset by the opening of 20 stores during Fiscal 1998. The decrease was also attributable to the 1.1% decrease in comparable store sales for Fiscal 1998. At the close of the fiscal year, the Company operated 578 stores compared with 626 stores in operation at the end of Fiscal 1997.

         Gross profit for Fiscal 1998 was $110,351,000, a $9,690,000 decrease from the prior fiscal year. The gross profit rate was 25.8% as a percent of sales, which was 1.2 percentage points below the gross profit rate of Fiscal 1997. The major contributing factors to reduced gross profit from an overall viewpoint was the reduction of sales partially offset by reduced occupancy costs such as common area maintenance, real estate taxes, depreciation and utilities, due to a fewer number of stores in operation. With respect to the gross profit rate, factors which contributed to the reduction from Fiscal 1997 were the additional price reductions due to the continued emphasis on "special buy" and "off-price" strategies and a less favorable inventory shrinkage performance than the prior fiscal year.

         Selling, general and administrative expenses increased $3,065,000 to $118,606,000. The expense rate was 27.7% of sales which was 1.8 percentage points higher than the prior fiscal year. Due to fewer stores, store operating expenses were lower than the prior fiscal year with the exception of payroll and related benefits. Payroll at the store level increased due to the additional handling required for "off-price" and "special buy" merchandise. Expenses of the Service Office were higher than the prior fiscal year due to additional resources supporting the Company's new concepts and initiatives, increased payroll expense in the distribution centers related to the additional handling needed for "special buy" merchandise and increased occupancy costs, also, at the distribution centers. Information technology costs increased at the Service Office due to the on-going design and installation of new merchandise systems scheduled for completion in Fiscal 1999.

         The Company recorded a non-cash provision for asset impairment of $1,543,000 for Fiscal 1998 as required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". The provision was determined by a comparison of each store's operating cash flow performance versus the carrying value of the assets at that location. In cases where the undiscounted cash flows produced by the store were not sufficient to recover the carrying value of the long-term assets at the location, the store's assets are adjusted to their estimated fair value. The fair value was estimated by applying a discount rate to the undiscounted cash flows. For Fiscal 1997 the asset impairment provision determined in the same manner was $8,746,000.

         For Fiscal 1998, net other expense (income) was an income of $117,000 versus an expense of $1,952,000 for the comparable fifty-two week period of Fiscal 1997. Interest expense was $151,000 lower than the prior fiscal year at $4,474,000. Interest income increased $1,644,000 over the prior year to $3,978,000 while other investment gain/income increased $274,000 to $613,000. Throughout Fiscal 1998 the Company had higher invested balances and favorable investment market conditions producing the favorable performance compared to the prior year.

         Income taxes for Fiscal 1998 were at an effective rate of 40.7% which was comparable to the Company's historical income tax rate except for Fiscal 1996 which had an effective rate of 26.4% related to the reversal of residual estimated liabilities for prior years. The income tax provision for Fiscal 1998 is a "benefit" due to the reported loss for the fiscal year.

         The net loss for Fiscal 1998 was $5,741,000 compared to a net loss for Fiscal 1997 of $3,758,000. The loss was primarily the result of reduced sales and gross profit and additional selling, general and administrative expenses needed to support the Company's new strategies.

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

         Selling, general and administrative expenses increased $4,693,000 to $115,541,000. The expense rate of 25.9% was 0.8% above the rate for Fiscal 1996. The additional expense reflects the costs of the Company's expanded advertising program, an increase in Service Office payroll to support staffing of the Famous Brands off-price merchandise strategy and new concept development initiative, added investment in information technology and costs relating to the closing of 30 stores.

         The Company recorded a non-cash provision for asset impairment of $8,746,000 during the fourth quarter of Fiscal 1997. This charge to operating income relates primarily to the write-down of under-performing store long-lived assets in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The provision reflects the impairment of under-performing properties, some of which were closed in Fiscal 1998.

         Other expenses for Fiscal 1997 were $1,952,000, a decrease of $1,420,000 from Fiscal 1996. At 0.4% of sales, other expenses were 0.4% below the prior fiscal year rate. Interest expense declined $378,000 primarily as a result of the early retirement of the Senior Notes Payable in Fiscal

1996. Interest income increased $684,000 and investment gains/income increased $358,000 reflecting the higher levels of invested cash and marketable securities and favorable market rates.

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

YEAR 2000

         The Year 2000 ("Y2K") issue is primarily the result of computer programs using two digits instead of four digits to indicate the year. From the Company's perspective, the major risks associated with the Year 2000 involve areas in which the Company is dependent on others to take appropriate and timely actions before January 1, 2000. Specifically, as a retailer, the Company is dependent upon an uninterrupted supply of merchandise to its stores, upon landlords to provide normal operating conditions at the properties leased by the Company in which to transact business and upon service providers who supply such items as phone service and utilities which allow the Company to operate its stores located in 42 states and the District of Columbia from its headquarters in New Jersey. These key factors must be resolved by outside parties. Without a successful resolution of these factors, the Company will not be able to operate in its normal manner and severe adverse economic consequences will result. With respect to the products sold by the Company, for the most part, they do not contain embedded electronic devices which would make them subject to Y2K issues.

         To monitor these outside parties in their Y2K process and to ensure that all factors over which it had control from a Y2K perspective were resolved before the start of the Y2K, the Company initiated its Year 2000 compliance project during Fiscal Year 1997 with a review of all existing information technology ("IT") software systems by the vendor.

         In Fiscal Year 1996, prior to the recognition of the Year 2000 as a significant business risk and in the normal course of business, the Company identified key core systems which needed to be replaced. A new financial suite including modules for general ledger, accounts payable and fixed assets was installed at the beginning of Fiscal 1998. A new merchandise inventory analysis and control system has been acquired. The core software package was installed during Fiscal Year 1998. The new merchandise analysis systems are scheduled to be operational in stages during the first half of Fiscal Year 1999. Finally, the Company has also contracted to install a new warehouse management system which is in the early stages of development and will be implemented by August 1999. All three major systems acquisitions have been certified Year 2000 compliant by the vendor. All new software to be acquired by the Company will be required to be certified as Year 2000 compliant by the vendor.

         The Company established a Year 2000 Compliance Task Force in the third quarter of Fiscal 1998 whose charter is to review all of the Company's efforts to ensure that the Company will be Year 2000 compliant prior to December 31, 1999. Comprised of representatives from Information Technology, Operations, Finance, Loss Prevention, Merchandising and Human Resources, the task force has reviewed all known potential Year 2000 issues and has established a Master Schedule of items ready to be resolved to ensure that the Y2K will have no adverse impact on the Company. The Y2K Task Force's initial focus was to review steps taken to date primarily in the IT area.

         The Y2K Task Force also commenced its review of non-IT related issues involving equipment with embedded technology which may not be Year 2000 compliant. This phase of the project has been completed it has identified limited amounts of equipment with embedded technology subject to Y2K exposure. Early in Fiscal 1999, the Company mailed a Y2K readiness questionnaire to all of its vendors. A second mailing was also made to key vendors who did not respond to the initial mailing.

         With the evaluation of the questionnaire results, scheduled to be completed by the end of May 1999, the third phase of the Year 2000 compliance project will focus on evaluating the results of the questionnaire, reviewing the results of the non-IT equipment survey and verifying IT software surveys previously conducted. Based on the completion of the above process, the Y2K Task Force will issue its final Y2K Master Schedule and remediation plan which will be completed by the third quarter of Calendar Year 1999. If deemed necessary, third party consultants will be engaged to evaluate and/or assist in the completion of the plan.

         The final two phases of the Year 2000 remediation plan involve the establishment of contingency plans scheduled for development during the second quarter of Fiscal Year 1999 and the development of "worst case" scenarios. The development of "worst case" scenarios will be based on the assessment of the Company's readiness and the readiness of its key vendors, major suppliers, landlords and key service suppliers. Given the fact that the Company operates a large number of stores which are geographically dispersed and has a large supplier base, the Company's initial evaluations to date indicate that these two conditions will tend to mitigate potential adverse impacts of the Year 2000 issues. This evaluation, however, is based on certain expectations and assumptions which may ultimately prove to be inaccurate.

         As part of their oversight responsibilities, the Audit Committee of the Board of Directors has requested and will be provided with periodic status reports, on at least on a monthly basis, on the progress the Company has made with respect to Year 2000 readiness and compliance.

         The cost of the software purchased for the major systems as described above approximates $4,200,000. Future costs of new software for major systems are estimated to be $1,200,000 for the completion of the merchandise inventory analysis and control system and $1,400,000 for a warehouse management system. Costs of compliance such as hardware upgrades, equipment replacement and miscellaneous software, which are "capitalized" as other assets, are estimated to be $300,000. Costs of re-training or modifications to existing programs will be expensed as incurred and are estimated to be $400,000. It is anticipated that funds for Year 2000 compliance costs will be generated by internal sources.

LIQUIDITY AND CAPITAL RESOURCES

         The combined balances of cash, cash equivalents and marketable securities at January 30, 1999 as shown on the Consolidated Balance Sheet totaled $98,253,000, an increase of $7,111,000 over the combined balances of $91,142,000 at January 31, 1998. As depicted on the Consolidated Statements of Cash Flows, the increase in cash and cash equivalents was $19,108,000 for the fifty-two week period ended January 30, 1999 compared with a $9,373,000 increase for Fiscal 1997.

         Cash flows from operating activities consist primarily of net (loss) income adjusted for certain non-cash charges such as depreciation and amortization, deferred taxes, loss on disposal of fixed assets and the provision for asset impairment. Operating activities also include changes in operating assets, which include accounts receivable, inventory, accounts payable, accrued liabilities and other items. Net cash provided by operating activities for Fiscal 1998 was $16,648,000 compared to $35,617,000 for Fiscal 1997. For Fiscal 1998 there was a net loss of $5,741,000 which reduced cash. Significant offsets to the net loss which provided cash were depreciation and amortization of $16,676,000, the asset impairment provision of $1,543,000 and a decrease in merchandise inventories of $9,810,000. The most significant operating activity reducing cash flow was the increase in other assets due to the increased investments in information technology software.

         With respect to investing activities, in addition to the decrease in marketable securities of $12,040,000, capital expenditures were $8,580,000 compared to $4,860,000 for Fiscal 1997. Capital expenditures were principally for the construction of and fixtures for new and remodeled stores opened in Fiscal 1998. Other capital expenditures for Fiscal 1998 included significant amounts for computer hardware expenditures related to systems infrastructure enhancements.

         Planned capital expenditures for Fiscal 1999 are estimated at $14,000,000 - $15,000,000 primarily for new stores, renovations, remodels and computer hardware.

         With respect to the Company's line of credit, on March 26, 1998, the Company entered into a new $40,000,000 Credit Agreement which replaced the existing credit facility. The Credit Agreement includes a restrictive covenant which prohibits the payment of dividends on the Company's common stock. The Credit Agreement was amended on March 23, 1999 waiving certain operating covenants with respect to consolidated net income and leverage ratio as defined by the Credit Agreement for Fiscal 1998 and adjusting the covenants and fee structure for the balance of the Agreement. The credit facility consists of a $20,000,000 line of credit for direct borrowings and a $20,000,000 line for issuance of Letters of Credit.

         The term of the new agreement is for three years, with the Letter of Credit component renewable annually during that period. The Letter of Credit component was renewed for another year on March 23, 1999. As of the end of Fiscal 1998, there were no outstanding borrowings under the then existing Credit Agreement. At January 30, 1999 and January 31, 1998 the Company was liable for drawings under outstanding Letters of Credit in the amount of approximately $11,579,000 and $8,299,000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must be adopted by January 30, 2000. The Company has not actively engaged in derivative instruments to hedge its market risks. Accordingly, this statement is not expected to materially impact the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company imports about 35% of its merchandise from the Far East which subjects it to the market risk of currency fluctuations. However, the Company uniformly utilizes purchase contracts and letters of credit denominated in US dollars to mitigate this risk. Additionally, there are multiple suppliers, both foreign and domestic, of its products. With respect to marketable securities, the Company is subject to the variations in the investment markets. It mitigates this risk by employing the services of a investment management firm which with the Company's oversight invests solely in the highest quality securities and spreads the market risk among various types of securities with varying maturities.


         With respect to its Credit Agreement, although the Company has not had to borrow funds under the Credit Agreement during Fiscal 1998 and Fiscal 1997, should it need to utilize the line of credit for direct borrowings, the interest rate is subject to market conditions at the time of the borrowing.


PART III

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held June 22, 1999.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Financial Statements. See the Index immediately following the signature page.

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

     10.1 1989 Stock Option Plan and Form of Agreement pursuant to 1989 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement). (1.)

     10.2 Credit Agreement dated March 26, 1998. (Incorporated herein by reference to Exhibit 10.2 to this Company's Annual Report on Form 10-K for the year ended January 31, 1998).

     10.2.1       First Amendment and Waiver to Credit Agreement dated March 23,
                  1999.*

     10.3 Form of Deferred Compensation Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement). (1.)

     10.4 Amendment No. 1 to Deferred Compensation Agreement, dated June 16, 1989. (Incorporated herein by reference to Exhibit 10.5.2 to Amendment No. 1 to the Registration Statement). (1.)

     10.5 Amendment No. 2 to Deferred Compensation Agreement, dated August 15, 1989. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 26, 1991). (1.)

     10.6 Amendment No. 3 to Deferred Compensation Agreement, dated June 15, 1995. (Incorporated herein by reference to the Company's Form 10-Q for the period ended July 29, 1995). (1.)

     10.7 Amendment No. 4 to Deferred Compensation Agreement between the Company and Donald Jonas dated April 8, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996). (1.)

     10.8 Form of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement). (1.)

     10.9 Forms of Amendment of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.2 to Amendment No. 1 to the Registration Statement). (1.)

     10.10 Agreement between the Company and Local 99, UNITE to a collective bargaining agreement covering warehouse employees dated March 16, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997).

     10.10.1 Memorandum of Agreement dated April 26, 1999 between the Company and Local 99, UNITE extending the term of Agreement covering warehouse employees dated March 16, 1996 to March 15, 2002.*

     10.11 Lease for Distribution Center space (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated January 2, 1992).

     10.11.1 Lease Modification Agreement dated June 19, 1995 covering the Distribution Center and Office space in Harrison, NJ. *

     10.11.2 Lease Modification Agreement dated July 22, 1998 covering the Distribution Center and Office space in Harrison, NJ. *

     10.12 Lease for Distribution Center space. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended July 25, 1992).

     10.13 Agreement dated March 27, 1998 between the Company and Local 99, UNITE, covering office employees for a term from July 1, 1997 to June 30, 2000. (Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998).

     10.14 Memoranda of Agreement dated March 27, 1998 between the Company and Local 99, UNITE, amending, respectively, Agreement dated March 16, 1996 covering warehouse employees and Agreement dated March 27, 1998 covering office employees. (Incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998).

     10.15 Lechters Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended August 1, 1998). (1.)

     21           Subsidiaries of the Company. *

     23           Consent of Deloitte & Touche LLP.*

     27           Financial Data Schedule *

*Filed herewith.
(1.) Management Compensatory Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LECHTERS, INC.
                                       ----------------------------
                                       (Registrant)

                                       By: /s/ Donald Jonas
                                           ------------------------
                                       Chairman of the Board and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.


         Signature                                    Title                                     Date
         ---------                                    -----                                     ----
                                     Chairman of the Board, Chief Executive Officer,
    /s/ DONALD JONAS                 and Director (Principal Executive Officer)             April 27, 1999
-----------------------------                                                               --------------
       (DONALD JONAS)
                                     Senior Vice President (Principal Financial
  /s/ JAMES J. SHEPPARD              Officer and Principal Accounting Officer)              April 27, 1999
-----------------------------                                                               --------------
     (JAMES J. SHEPPARD)

    /s/ MARTIN BEGUN                 Director                                               April 27, 1999
-----------------------------                                                               --------------
       (MARTIN BEGUN)

  /s/ CHARLES A. DAVIS               Director                                               April 27, 1999
-----------------------------                                                               --------------
     (CHARLES A. DAVIS)

 /s/ BERNARD D. FISCHMAN             Director                                               April 27, 1999
-----------------------------                                                               --------------
    (BERNARD D. FISCHMAN)

    /s/ ROBERT KNOX                  Director                                               April 27, 1999
-----------------------------                                                               --------------
       (ROBERT KNOX)

   /s/ ANTHONY MALKIN                Director                                               April 27, 1999
-----------------------------                                                               --------------
      (ANTHONY MALKIN)


  /s/ ROBERTA MANEKER                Director                                               April 27, 1999
-----------------------------                                                               --------------
     (ROBERTA MANEKER)

  /s/ NORMAN MATTHEWS                Director                                               April 27, 1999
-----------------------------                                                               --------------
     (NORMAN MATTHEWS)

    /s/ JOHN WOLFF                   Director                                               April 27, 1999
-----------------------------                                                               --------------
       (JOHN WOLFF)

 /s/ STEVE WESTERFIELD               Director                                               April 27, 1999
-----------------------------                                                               --------------
    (STEVE WESTERFIELD)

                         LECHTERS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----

MANAGEMENT'S REPORT                                               F-1

INDEPENDENT AUDITORS' REPORT                                      F-2

FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED
      JANUARY 30, 1999

      Consolidated Balance Sheets                                 F-3

      Consolidated Statements of Operations                       F-4

      Consolidated Statements of Cash Flows                       F-5

      Consolidated Statement of Shareholders' Equity              F-6

      Notes to Consolidated Financial Statements                F-7 - F-21

MANAGEMENT'S REPORT

To the Shareholders of Lechters, Inc.:

We have prepared the consolidated financial statements of Lechters, Inc., including the notes and other financial information appearing in this Annual Report on Form 10-K, and are responsible for the integrity and objectivity of the accompanying financial statements and related information. In order to fulfill this responsibility, policies have been established that require each system of internal accounting control to provide reasonable assurance, giving due regard to the cost of implementing and maintaining the system, that transactions are executed in accordance with management's intention and authorization, that accounting books and records are prepared and maintained so as to permit the preparation of the financial statements in accordance with generally accepted accounting principles, and that accountability for assets, liabilities and equity is maintained.

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



James J. Sheppard
Senior Vice President and
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Lechters, Inc.
Harrison, New Jersey

We have audited the accompanying consolidated balance sheets of Lechters, Inc. and subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 24, 1999

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

                                                                             January 30, January 31,
                                                                                1999       1998
                                                                              --------   --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 35,503   $ 16,395
   Marketable securities                                                        62,750     74,747
   Accounts receivable                                                           4,185      5,084
   Merchandise inventories                                                      89,224     99,034
   Prepaid expenses                                                              1,734      2,145
                                                                              --------   --------
     Total current assets                                                      193,396    197,405
                                                                              --------   --------

PROPERTY AND EQUIPMENT:
   Fixtures and equipment                                                       57,678     58,403
   Leasehold improvements                                                       96,452     94,994
                                                                              --------   --------
                                                                               154,130    153,397
   Less accumulated depreciation and amortization                               88,401     79,891
                                                                              --------   --------
      Net property and equipment                                                65,729     73,506
                                                                              --------   --------

OTHER ASSETS                                                                     8,519      6,523
                                                                              --------   --------
TOTAL ASSETS                                                                  $267,644   $277,434
                                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  8,982   $ 10,127
   Dividends payable-preferred stock                                             1,010      1,010
   Salaries, wages and other accrued expenses                                   17,156     18,102
   Taxes, other than income taxes                                                1,774      1,227
   Income taxes payable                                                             --      2,941
                                                                              --------   --------
     Total current liabilities                                                  28,922     33,407

LONG-TERM DEBT                                                                  61,232     60,001

DEFERRED INCOME TAXES                                                           10,538     11,456

OTHER LIABILITIES                                                                7,818      6,720

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $100 par value authorized 1,000,000 shares, issued and outstanding Series A - 149,999 shares and
       Series B - 50,001 shares                                                 20,000     20,000


   Common stock, no par value,authorized 50,000,000 shares,
       issued and outstanding 17,176,286 and 17,174,286,                            58         58
       respectively
   Accumulated other comprehensive income                                          109         84
   Additional paid-in capital                                                   62,380     62,370
   Retained earnings                                                            76,587     83,338
                                                                              --------   --------
     Total shareholders' equity                                                159,134    165,850
                                                                              --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $267,644   $277,434
                                                                              ========   ========


                 See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

                                                                       Fiscal Year Ended
                                                         --------------------------------------------
                                                          January 30,     January 31,     February 1,
                                                             1999            1998            1997
                                                         ------------    ------------    ------------
NET SALES                                                $    428,219    $    445,310    $    441,243

COST OF GOODS SOLD (including occupancy
   and indirect costs)                                        317,868         325,269         322,110
                                                         ------------    ------------    ------------
GROSS PROFIT                                                  110,351         120,041         119,133

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  118,606         115,541         110,848

PROVISION FOR ASSET IMPAIRMENT                                  1,543           8,746             370
                                                         ------------    ------------    ------------

OPERATING (LOSS)/ INCOME                                       (9,798)         (4,246)          7,915

OTHER EXPENSES (INCOME):
   Interest Expense                                             4,474           4,625           5,003
   Interest Income                                             (3,978)         (2,334)         (1,650)
   Net Investment (Gain/Income) Loss                             (613)           (339)             19
                                                         ------------    ------------    ------------
                                                                 (117)          1,952           3,372
                                                         ------------    ------------    ------------

(LOSS)/ INCOME BEFORE INCOME TAX PROVISION                     (9,681)         (6,198)          4,543

INCOME TAX (BENEFIT) PROVISION                                 (3,940)         (2,440)          1,200
                                                         ------------    ------------    ------------

NET (LOSS)/ INCOME                                             (5,741)         (3,758)          3,343

Preferred Stock Dividend Requirement                            1,010           1,010             842
                                                         ------------    ------------    ------------


Net (Loss)/ Income Available to Common Shareholders      ($     6,751)   ($     4,768)   $      2,501
                                                         ============    ============    ============

NET (LOSS)/ INCOME PER COMMON SHARE
   Basic                                                 ($      0.39)   ($      0.28)   $       0.15
                                                         ============    ============    ============
   Diluted                                               ($      0.39)   ($      0.28)   $       0.15
                                                         ============    ============    ============

WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING
   Basic                                                   17,176,000      17,159,000      17,155,000
                                                         ============    ============    ============
   Diluted                                                 17,176,000      17,159,000      17,155,100
                                                         ============    ============    ============

                 See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                  Fiscal Year Ended
                                                           --------------------------------
                                                          January 30, January 31, February 1,
                                                             1999        1998        1997
                                                           --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                          ($ 5,741)   ($ 3,758)   $  3,343
  Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities:
  Provision for asset impairment                              1,543       8,746         370
  Depreciation and amortization                              16,676      18,014      17,672
  Loss on disposal of property and equipment                  1,580       1,702       1,067
  Deferred income taxes                                        (936)     (4,998)       (894)
  Deferred rent                                               1,075         968       1,160
  Other                                                        (751)        265         521
Changes in operating assets and liabilities
  Decrease in accounts receivable                               899         477          12
  Decrease in merchandise inventories                         9,810       1,408       9,456
  Decrease (Increase) in prepaid expenses                       411       3,589        (215)
  Increase in other assets                                   (3,433)     (3,314)       (446)
  (Decrease) Increase in accounts payable,
    Accrued salaries, wages and other accrued
    Expenses and taxes, other than income taxes              (1,544)     11,556      (5,089)
  (Decrease) Increase in income taxes payable                (2,941)        962       1,226
                                                           --------    --------    --------

Net cash provided by operating activities                    16,648      35,617      28,183
                                                           --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (8,580)     (4,860)     (8,053)
  Decrease (Increase) in marketable securities               12,040     (20,471)    (16,592)
                                                           --------    --------    --------

  Net cash provided by (used in) investing activities         3,460     (25,331)    (24,645)
                                                           --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible preferred stock                        --          --      20,000
  Expenses of issuance of convertible preferred stock            --          --        (500)
  Repayment of long-term debt                                    --          --     (20,250)
  Exercise of stock options                                      10          97          --
  Payment of preferred stock dividends                       (1,010)     (1,010)         --
                                                           --------    --------    --------

  Net cash used in financing activities                      (1,000)       (913)       (750)
                                                           --------    --------    --------

INCREASE IN CASH AND CASH
   EQUIVALENTS                                               19,108       9,373       2,788

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                   16,395       7,022       4,234
                                                           --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $ 35,503    $ 16,395    $  7,022
                                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
     Interest                                              $  2,769    $  3,406    $  4,616
                                                           ========    ========    ========

     Income taxes                                          $  2,296    $  2,073    $    920
                                                           ========    ========    ========

                See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except share amounts)

                                                      Convertible
                                       Common          Preferred
                                    Stock Issued      Stock Issued                           Accumulated             Compre-
                                 -----------------  -----------------  Additional               Other                 hensive
                                                                        Paid-In     Retained Comprehensive            Income
                                   Shares   Amount  Shares    Amount    Capital     Earnings   Income      Total      (Loss)
                                   ------   ------  ------    ------    -------     --------   ------      -----      ------
BALANCE,
   FEBRUARY 3, 1996              17,155,086   $58        --   $    --   $ 62,773    $ 85,773    $  38    $ 148,642    $    --

Net Income                               --    --        --        --         --       3,343       --        3,343      3,343
Other comprehensive income,
 (loss) net of tax:
   Unrealized loss on
   available for sale
   securities                            --    --        --        --         --          --      (67)         (67)       (67)
Issuance of convertible
   preferred stock, net of
   issuance expenses                     --    --   200,000    20,000       (500)         --       --       19,500         --
Declaration of dividend on
   convertible preferred stock           --    --        --        --         --      (1,010)      --       (1,010)        --
                                 ----------   ---   -------   -------   --------    --------    -----    ---------    -------

BALANCE,
   FEBRUARY 1, 1997              17,155,086    58   200,000    20,000     62,273      88,106      (29)     170,408    $ 3,276
                                                                                                                      =======
Net loss                                 --    --        --        --         --      (3,758)      --       (3,758)    (3,758)
Other comprehensive income,
   (loss) net of tax:
     Unrealized gain on
     available for sale
     securities                          --    --        --        --         --          --      113          113        113
 Exercise of stock options           19,200    --        --        --         97          --       --           97         --
 Declaration of dividend on
   convertible preferred stock           --    --        --        --         --      (1,010)      --       (1,010)        --
                                 ----------   ---   -------   -------   --------    --------    -----    ---------    -------
BALANCE,
   JANUARY 31,  1998             17,174,286    58   200,000    20,000     62,370      83,338       84      165,850    ($3,645)
                                                                                                                      =======
Net Loss                                 --    --        --        --         --      (5,741)      --       (5,741)    (5,741)
Other comprehensive income,
    (loss) net of tax:
      Unrealized gain on
      available  for sale
      securities                         --    --        --        --         --          --       25           25         25
Exercise of stock options             2,000    --        --        --         10          --       --           10         --
Declaration of dividend on
  convertible preferred stock            --    --        --        --         --      (1,010)      --       (1,010)        --
                                 ----------   ---   -------   -------   --------    --------    -----    ---------    -------
Balance,
    JANUARY 30, 1999             17,176,286   $58   200,000   $20,000   $ 62,380    $ 76,587    $ 109    $ 159,134    ($5,716)
                                 ==========   ===   =======   =======   ========    ========    =====    =========    =======



                 See notes to consolidated financial statements.

LECHTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE FISCAL YEARS ENDED JANUARY  30, 1999
(Amount in thousands, except share and per share amounts)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)                         Business - Lechters, Inc. and its subsidiaries
                  (collectively, the "Company") is a specialty retailer of primarily brand-name basic housewares and decorative housewares. As of January 30, 1999, the Company operated 578 stores in 42 states and the District of Columbia.

                           Basis of Presentation - The consolidated financial
                  statements include the accounts of Lechters, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

b)                         References to Fiscal 1998, Fiscal 1997 and Fiscal
                  1996 mean the fiscal year ending on the Saturday closest to the end of January. Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996 were each comprised of 52 weeks.

c)                         Cash and Cash Equivalents and Marketable Securities -
                  The Company considers cash on hand in stores, deposits in banks and all highly liquid debt instruments, with original maturities of 90 days or less when purchased, as cash and cash equivalents. Marketable securities are cash investments, primarily U.S. Government securities, with original maturities exceeding 90 days at time of purchase.

                           The Company classifies marketable securities as
                  "Available for Sale" which are carried at fair value, with any unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income. (See
                  Note 9.)

d)                         Merchandise Inventories - Merchandise inventories are
                  stated on the following methods:

                                                            January 30,    January 31,
                                                               1999           1998
                                                              -------      ---------
                  Lower of cost (first-in, first-out) or
                  market as  determined by the retail
                  inventory method (stores)                   $57,912       $ 69,167

                  Lower of cost (first-in, first-out) or
                  market (distribution centers)                31,312         29,867
                                                              -------      ---------
                                                              $89,224      $  99,034
                                                              =======      =========

                           The Company includes as inventoriable costs, certain
                  indirect costs, principally purchasing, warehousing and distribution costs, which are necessary to bring inventory to the point of sale. At January 30, 1999 total indirect costs included as part of inventory were approximately $7,900. At January 31, 1998, indirect costs included as part of inventory were approximately $8,500.

e)                         Property and Equipment - Property and equipment are
                  stated at cost. Depreciation and amortization are computed principally by the straight-line method by charges to earnings in amounts sufficient to write-off the cost of depreciable assets over their estimated lives, or where applicable, the terms of the respective leases, whichever is shorter. As required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluates each stores' performance and measures the carrying value of each locations' fixed assets, principally leasehold improvements and fixtures, versus its estimated undiscounted future cash flows. When the evaluation of a store location indicates that the undiscounted cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are adjusted to their fair values. The fair value is estimated by applying a discount rate to the undiscounted cash flows. During Fiscal 1998, the Company recorded a $1,543 provision for the impairment of long lived assets located in stores. The asset impairment provisions recorded in Fiscal 1997 and Fiscal 1996 were $8,746 and $370, respectively. As a result of the asset impairment provisions recorded, depreciation and amortization expenses for the store locations which have been impaired will be reduced in future years.

f)                         Pre-opening Costs - During Fiscal 1998, the Company
                  adopted the policy of expensing pre-opening costs as incurred. In the prior fiscal years, pre-opening costs were capitalized and amortized over a period of 12 months from the date operations commence. This change did not have a material impact on the financial statements for Fiscal 1998.

g)                         Income Taxes - In accordance with SFAS No. 109,
                  "Accounting for Income Taxes", the Company uses the asset and liability method for financial accounting and reporting for income taxes. A valuation allowance is established, when necessary, to reduce the deferred tax assets to their estimated realizable amounts. (See Note 6.)

h)                         Net (Loss) Income per Common Share - In February
                  1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which amended the manner in which net (loss) income per share is calculated and presented on financial statements. In accordance with SFAS No. 128, "basic" net (loss) income per share data were computed by dividing net (loss) income less the dividend requirements for the Company's Convertible Preferred Stock by the weighted average of common shares outstanding during each period presented. For the computation of "diluted" earnings per share, potential shares of common stock related to the Company's 1989 Incentive and Non-Qualified Stock Option Plan were excluded from the Fiscal 1998 and the Fiscal 1997 computations since they would have been anti-dilutive. With respect to the Company's 5% Convertible Subordinated Debentures issued in September 1991, the assumed conversion of these securities would also have had an anti-dilutive effect on the net (loss) income per share data presented for Fiscal 1998, Fiscal 1997 and Fiscal 1996. With respect to the

                  Company's 5.05% Convertible Preferred Stock issued in April 1996, the assumed conversion of the preferred stock would also have had an anti-dilutive effect on the net (loss) income data presented for Fiscal 1998, Fiscal 1997 and Fiscal 1996.

                  The number of shares used in computing basic and diluted net
                  (loss) income per share was determined as follows:

                                                                              Fiscal Year Ended
                                                                ------------------------------------------------
                                                               January 30,        January  31,        February 1,
                                                                   1999              1998                1997
                                                                ----------         ----------         ----------
                   Basic:

                   Weighted average common
                     shares outstanding                         17,176,000         17,159,000         17,155,000
                                                                ==========         ==========         ==========

                   Diluted:

                   Weighted average common
                     shares outstanding                         17,176,000         17,159,000         17,155,000
                   Common share equivalents                              -                  -                100
                                                                ----------         ----------         ----------
                                                                17,176,000         17,159,000         17,155,100
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

                                 The fair value of the Company's cash and cash
                        equivalents, accounts receivable and accounts payable approximate their carrying values at January 30, 1999 and January 31, 1998, due to the short term maturities of these investments. The fair value of the Company's long-term debt at January 30, 1999 and January 31, 1998 was $43,875 and $53,300 respectively. The carrying value of long-term debt at January 30, 1999 and January 31, 1998 was $61,232 and $60,001 respectively. The fair value of the Company's long-term debt is based on market prices or dealer quotes (for publicly traded debentures).

               j)                Comprehensive Income- During Fiscal 1998, the
                        Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income, which is reported in the Statements of Consolidated Shareholders' Equity, is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income consists of net income and the net change in unrealized gains and losses, net of taxes, on securities classified for SFAS No. 115 purposes as held available for sale. Accumulated other comprehensive income consists of the accumulated unrealized gains and losses, net of applicable income taxes and net of reclassification adjustments for gains and losses included in net income.

               k)                Recent Accounting Pronouncements - In June
                        1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must be adopted by January 30, 2000. The Company has not actively engaged in derivative instruments to hedge its market risks. Accordingly, this statement is not expected to materially impact the Company's financial statements.


                l)               Use of Estimates - The Company utilizes
                        estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


                m)               Reclassifications - Certain reclassifications
                        have been made to the financial statements of prior years to conform with the classifications used for Fiscal 1998.

2.       SEGMENT INFORMATION

         The company has adopted SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information," effective with the Fiscal year ended January 30, 1999. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company defines its principal business segments into two divisions, the Specialty Housewares segment which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment which operates as Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM). The contribution of these segments, as well as "corporate and other" for Fiscal 1998, 1997, and 1996 are summarized below. Corporate and other includes general corporate expenses, principally service office expense and distribution centers as well as interest income and expense.

         The Company's segment disclosures are as follows:


                                                          Fiscal Year Ended
                                                 -------------------------------------
                                                 January 30, January  31,  February 1,
                                                     1999        1998         1997
                                                  ---------    ---------    ---------
   SALES
Specialty Housewares                              $ 335,483    $ 346,947    $ 340,904
Off-Price Home Business                              92,736       98,363      100,339
                                                  ---------    ---------    ---------

Total Sales                                       $ 428,219    $ 445,310    $ 441,243
                                                  =========    =========    =========

 (LOSS) INCOME BEFORE INCOME TAX PROVISION
Specialty Housewares                              $  17,023    $  14,664    $   9,575
Off-Price Home Business                                (418)       3,954       18,598
Corporate and Other                                 (26,403)     (22,864)     (20,258)
                                                  ---------    ---------    ---------

Operating  (Loss) / Income                           (9,798)      (4,246)       7,915

Interest (Income) / Expense                            (117)       1,952        3,372
                                                  ---------    ---------    ---------

Total (Loss) Income before income tax provision   ($  9,681)   ($  6,198)   $   4,543
                                                  =========    =========    =========

   DEPRECIATION AND AMORTIZATION EXPENSE
Specialty Housewares                              $   9,580    $  11,178    $  11,399
Off-Price Home Business                               1,639        1,865        1,677
Corporate and Other                                   5,457        4,971        4,596
                                                  ---------    ---------    ---------

Total Depreciation and Amortization Expense       $  16,676    $  18,014    $  17,672
                                                  =========    =========    =========


   CAPITAL ADDITIONS
Specialty Housewares                              $   5,974    $   2,363    $   4,335
Off-Price Home Business                                 940          516        1,615
Corporate and Other                                   1,666        1,981        2,103
                                                  ---------    ---------    ---------

Total Capital Additions                           $   8,580    $   4,860    $   8,053
                                                  =========    =========    =========

   TOTAL ASSETS
Specialty Housewares                              $  93,571    $ 103,550    $ 122,096
Off-Price Home Business                              20,574       25,013       32,415
Corporate and Other                                 153,499      148,871      117,822
                                                  ---------    ---------    ---------

Total Assets                                      $ 267,644    $ 277,434    $ 272,333
                                                  =========    =========    =========

3.       SHAREHOLDERS' EQUITY

         a) Convertible Preferred Stock - On April 5, 1996, the Company issued 149,999 shares of Series A Convertible Preferred Stock, $100 par value ("Series A Preferred Stock") and 50,001 shares of Series B Convertible Preferred Stock, $100 par value ("Series B Preferred Stock") at par value. Said shares of Convertible Preferred Stock were sold to Prudential Private Equity Investors III, L.P. for $20,000. Expenses of the private placement were charged to Additional Paid-in Capital. Series A Preferred Stock and Series B Preferred Stock are convertible to Common Stock at a conversion price of $6.25 per share. The Company may at any time require the conversion of all of the outstanding Series A Preferred and all of the outstanding Series B Preferred into shares of Common Stock if the closing price of the Common Stock based on trading in the NASDAQ National Market, or such other stock market on which the Common Stock is then traded, as reported in the Wall Street Journal averages not less than $15.625 over the 60 trading days ending on the date immediately preceding the date of the Company's election to cause such mandatory conversion. The Company must convert all of the outstanding shares of both the Series A Preferred and Series B Preferred simultaneously. Any such mandatory conversion shall only be effected upon written notice delivered to all holders of Series A Preferred and Series B Preferred within 10 days following the date on which the Company elects to cause such conversion.

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

         b) Stock Options - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock option plan.

               If compensation cost for stock options had been determined based on fair values at the grant dates, net income available to common shareholders and net income per share would have been reduced to the pro forma amounts below, for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

                                                                           Fiscal Year Ended
                                                                 ---------------------------------------
                                                                 January 30,    January 31,  February 1,
                                                                    1999           1998          1997
             -------------------------------------------------------------------------------------------
             Net (loss) income available to common shareholders:
               As reported                                        ($6,751)       ($4,768)       $2,501
               Pro-forma                                          ($7,166)       ($5,133)       $2,079


             Net (loss) income per common share:
               As reported                                         ($0.39)        ($0.28)       $ 0.15
               Pro-forma                                           ($0.42)        ($0.31)       $ 0.12

                  The pro forma effect of applying SFAS No. 123 is not necessarily indicative of the effect on reported net income for future years.

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                                    Fiscal Year Ended
                                                          --------------------------------------
                                                          January 30,   January  31, February 1,
                                                             1999           1998       1997
                --------------------------------------------------------------------------------
                Dividend yield                                   0%            0%         0%
                Expected volatility                             62%           64%        68%
                Risk-free interest rate                        5.4%          6.2%       6.3%
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

         Changes in stock options granted under the 1989 Incentive Stock Option Plan were as follows:

                                          Fiscal 1998                      Fiscal 1997                    Fiscal 1996
                                    --------------------------     ---------------------------     ----------------------------

                                                  Weighted                        Weighted                         Weighted
                                                   Average                         Average                          Average
                                    Shares      Exercise Price     Shares       Exercise Price     Shares        Exercise Price
                                    ------      --------------     ------       --------------     ------        --------------
Beginning Balance                 1,424,910         $5.28        1,109,320           $5.36         940,320           $5.80
Granted                              96,800          4.25          505,500            4.87         283,990            5.12
Exercised                            (2,000)         5.00          (19,200)           5.02               -               -
Canceled                           (272,980)         5.32         (170,710)           4.97        (114,990)           8.34
                                  ---------                      ---------                       ---------
Ending balance                    1,246,730         $5.18        1,424,910           $5.28       1,109,320           $5.36
                                  =========         =====        =========                       =========           =====


Reserved for future grant at
year-end                            246,980                         70,800                         405,590

Exercisable                         423,874         $5.64          383,446           $5.91         213,730           $6.60

Weighted average fair
value of options
granted during the
year                                                $2.58                            $3.15                           $3.41


                  The following table summarizes information concerning stock options granted under the 1989 Incentive Stock Option Plan which were outstanding at January 30, 1999:

                                                   Options Outstanding                              Options Exercisable
                                ----------------------------------------------------------     ---------------------------------
                                                                                                   Number
                                Outstanding at      Weighted Average           Weighted        Exercisable at
          Range of                January 30,     Remaining Contractual        Average           January 30,    Weighted Average
      Exercise Prices                1999             Life in Years         Exercise Price          1999         Exercise Price
      ---------------           --------------     --------------------     --------------     ---------------  ----------------
   $2.50    to    $3.875              95,600               9.0                 $  3.22              11,020            $3.74
    4.00    to      5.00             591,060               7.2                    4.94             217,264             4.97
    5.01    to      8.50             538,520               7.6                    5.50             174,040             6.01
   10.00    to      13.7              21,550               0.7                   10.40              21,550            10.40
                                   ---------                                                       -------
   $2.50    to    $13.75           1,246,730                                                       423,874
                                   =========                                                       =======

c) 1998 Long-Term Incentive Plan - During Fiscal 1998, the Company adopted, with shareholder approval, the 1998 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to promote success and enhance the value of the Company by linking the personal interests of the participants to those of the Company's shareholders and customers. The Plan authorizes the grant of up to 1,000,000 shares of Lechters, Inc. common stock. Shares underlying awards that lapse or awards that are not paid may be reused for subsequent awards. Only the number of shares issued net of shares rendered for exercise shall be deemed issued under the Plan. The Plan is administered by a committee of the Board consisting solely of two or more members of the Board, ("the Committee"). Persons eligible to participate in the Plan include all officers, key employees and directors of the Company and its subsidiaries, consultants and advisors to the Company and its subsidiaries and other persons or entities providing goods or services to the Company or its subsidiaries, in each case as determined by the Committee.

                  During Fiscal 1998, there were no grants of Nonqualified Stock Option (NQSO), Incentive Stock Options (ISO), Stock Appreciation Rights (SAR), Restricted Stock Units, Performance Units, Performance Shares or any other awards under the 1998 Long-Term Incentive Plan.

 4.      LONG-TERM DEBT

                  Long-term debt outstanding is as follows:

                                                                  Fiscal Year Ended
                                                         -----------------------------------
                                                         January 30,             January 31,
                                                            1999                   1998
                                                            ----                   ----
              Convertible Subordinated Debentures,
                  5% due 2001 (a)                          $61,232               $60,001
                                                           =======               =======

a) The 5% Convertible Subordinated Debentures (the "Debentures") were issued in 1991 with a yield to maturity of approximately 7.47%. At January 30, 1999 and January 31, 1998, the unamortized original issue discount was $3,768 and $4,999 respectively. The Debentures are convertible into Common Stock of the Company prior to maturity at a conversion of 32.79 shares per $1,000 principal amount at maturity. Amounts charged to income for the amortization of debenture discount were $1,232 and $1,147 for Fiscal 1998 and Fiscal 1997, respectively. The long-term debt at January 30, 1999 of $61,232 is due September 27, 2001.

                  The Debentures have not been and will not be registered under the United States Securities Act of 1933.


5.       LINE OF CREDIT

                  At January 30, 1999, the Company had a $40,000 unsecured Credit Agreement (the "Credit Agreement") with a syndicate of banks led by The Chase Manhattan Bank which was entered into on March 26, 1998. The Credit Agreement includes a restrictive covenant, which prohibits the payment of dividends on the Company's common stock. The Credit Agreement was amended March 23, 1999 waiving operating covenants with respect to consolidated net income and leverage ratio as defined by the Credit Agreement for Fiscal 1998 and amended the covenants and fee structure for the balance of the Credit Agreement. The facility consists of a $20,000 line of credit for direct borrowings and a $20,000 line for issuance of Letters of Credit. The Credit Agreement as it relates to the $20,000 line of credit for direct borrowings expires March 26, 2001 and is unsecured. With respect to the $20,000 line for Letter of Credit which is renewable annually has been renewed for one year expiring on March 24, 2000. Borrowings under the Credit Agreement bear a base rate interest of either (1) the higher of the prime rate and the sum of the Federal Funds Rate plus 1/2%, or (2) an Adjusted Eurodollar Rate based on LIBOR. The Credit Agreement requires the maintenance of certain earnings and fixed charge coverage ratios, and the interest rate payable is adjusted by from 0.0% to 2.5% over the above base rate depending on the ratio of consolidated funded debt to earnings before interest, taxes, depreciation, amortization (EBITDA) and non cash charges.

                  At January 30, 1999 and January 31, 1998, the Company was liable for drawings under outstanding letters of credit in the amount of approximately $11,579 and $8,299 respectively.

6.       INCOME TAXES

                  The (benefit)/provision for income taxes consists of the following:

                                           Fiscal Year Ended
                                    -----------------------------------
                                    January 30, January 31, February 1,
                                        1999       1998       1997
                                        ----       ----       ----
                           Federal:
                           Current    ($2,095)   $ 1,900    $ 1,448
                           Deferred      (696)    (3,803)      (625)
                                      -------    -------    -------

                                       (2,791)    (1,903)       823
                                      -------    -------    -------

                           State:
                           Current         98        631        625
                           Deferred    (1,247)    (1,168)      (248)
                                      -------    -------    -------

                                       (1,149)      (537)       377
                                      -------    -------    -------

                                      ($3,940)   ($2,440)   $ 1,200
                                      =======    =======    =======


                  A reconciliation of the statutory Federal income tax rate with the effective rate used for the calculation of the income tax (benefit) provision is as follows:

                                                                Fiscal Year Ended
                                                   ----------------------------------------------
                                                   January 30,       January 31,      February 1,
                                                      1999              1998             1997
                                                      ----              ----             ----
         Statutory Federal income
            tax rate                                   34.0%           34.0%            34.0%

         State income taxes, net of
            Federal benefit                             5.3             5.7              5.5
         Reversal of prior year
           residual estimated liabilities                 -               -            (12.4)

         Other                                          1.4            (0.3)            (0.7)
                                                       ----            ----             ----
         Effective income tax rate                     40.7%           39.4%            26.4%
                                                       ====            ====             ====

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

                  The components of the non-current deferred tax liability (asset) are as follows:

                                                               January 30,        January 31,
                                                                   1999               1998
                                                                   ----               ----
                    Accelerated tax depreciation                 $14,648            $15,156
                    Reserves not currently
                       deductible                                 (1,541)            (2,140)
                    State Net Operating Losses                    (1,798)            (1,214)
                    Credit carryovers                               (771)              (346)
                                                                 -------            -------
                                                                 $10,538            $11,456
                                                                 =======            =======


                  The Company files consolidated Federal and state income tax returns. Deferred income tax expense during Fiscal 1998, 1997 and 1996 principally resulted from the use of accelerated methods of depreciation for tax purposes over the straight-line method used for financial reporting purposes. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The general business credit carryforwards have expiration dates ranging from 2017 through 2018. The Company has state net operating loss carryforwards of approximately $37,000 at January 30, 1999 and $24,800 at January 31, 1998, have which expiration dates ranging from 2003 through 2018.

7.       LEASES

                  At January 30, 1999, the Company leased all of its stores and two facilities for its corporate office, warehouse and distribution operations. These operating leases expire on varying dates through January 31, 2009.

                  At January 30, 1999, aggregate minimum rentals in future periods are as follows:


                                                                      Minimum
                                         Fiscal                        Rental
                                          Year                       Commitment
                                          ----                       ----------
                                          1999                         $46,745
                                          2000                         $40,998
                                          2001                         $36,622
                                          2002                         $32,645
                                          2003                         $27,831
                                      Thereafter                       $52,951

                  The preceding does not include contingent rentals which may be payable under certain leases on the basis of percentage of sales in excess of stipulated amounts. The amounts of such additional rentals incurred were as follows:

                                    Fiscal
                                     Year                      Amount
                                     ----                      ------
                                     1998                      $3,524
                                     1997                      $3,061
                                     1996                      $2,320

         Total rent expense was as follows:

                                    Fiscal
                                     Year                      Amount
                                     ----                      ------
                                     1998                      $52,865
                                     1997                      $53,931
                                     1996                      $52,729

8.       EMPLOYEE BENEFIT PLANS AND OTHER COMMITMENTS

                  Pursuant to collective bargaining agreements, the Company is obligated to make contributions to union-administered health and welfare, retirement and severance funds which provide benefits for the Company's union-represented associates. Payments under these agreements amounted to approximately $948, $967 and $994 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

                  In January 1994, the Company adopted a voluntary 401(k) savings plan. The Company matches 25% of each associate's contribution, up to a maximum of 5% of salary. This match is paid in Company common stock purchased by the Trustee on the open market. Approximately $141, $145 and $154 were charged to expense in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

                  The Company has a Deferred Compensation Plan covering certain key executives which provides that, at retirement, these associates will receive for a 10-year period an annual predetermined benefit, the amount of which is dependent upon their retirement age. The maximum amount that the associate may receive is being accrued for financial reporting purposes over the employment period. Approximately $160, $156 and $129 were charged to expense in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

                  The Company has entered into consulting agreements with certain senior executives whereby, at retirement, these associates will provide consulting and advisory services for a 10-year period. The maximum aggregate amount payable under these agreements is $475 per year.

9.       AVAILABLE FOR SALE SECURITIES

                  The following is a summary of the available for sale securities which comprise the balance in "marketable securities" at January 30, 1999 and January 31, 1998:

                                                    Gross            Gross
               January 30,                       Unrealized        Unrealized        Estimated
                  1999            Cost              Gains            Losses          Fair Value
      ---------------------       -----             ------           ------          ----------
      Government Bonds              $43,512           $116              ($35)           $43,593
      Other Debt Securities          16,051             92                (8)            16,135
      Municipal Bonds                 3,002             20                 -              3,022
                                    -------           ----               ---            -------

      Total available for
         sale securities            $62,565           $228              ($43)           $62,750
                                    =======           ====              =====           =======

                                                  Gross            Gross
               January 31,                     Unrealized        Unrealized        Estimated
                  1998            Cost            Gains            Losses          Fair Value
      ----------------------      ----            ------           ------          ----------
      Government Bonds            $52,251             $40             ($3)            $52,288
      Other Debt Securities        17,305              77              (1)             17,381
      Municipal Bonds               5,049              29                -              5,078
                                  -------            ----              ---            -------
      Total available for
         sale securities          $74,605            $146             ($4)            $74,747
                                  =======            ====              ===            =======

                  The cost and estimated fair value of debt securities at January 30, 1999 by contractual maturity are as follows:

                                                                             Estimated
                                                           Cost              Fair Value
                                                           ----              ----------
                          1999                           $23,579               $23,644
                          2000                           $38,986               $39,106
                                                        --------               -------
                          Total available for
                            sale securities              $62,565               $62,750
                                                        ========             =========

                  Net gains from the sales of available for sale securities are reported on the consolidated statement of income as "Net Investment (Gain/Income) Loss". The components of Net Investment (Gain/Income) Loss for Fiscal 1998, Fiscal 1997 and Fiscal 1996 are as follows:

                                           Net (Gain) Loss
                    Gross        Gross       on Sale of                   Net Investment
        Fiscal     Realized    Realized      Government      Dividend     (Gain/Income)
        Year        Gains       Losses       Securities       Income           Loss
        --------------------------------------------------------------------------------
        1998        ($113)       $ 9          ($104)           ($509)         ($613)
        1997         ($50)       $ 7           ($43)           ($296)         ($339)
        1996          ($9)       $28            $19               $0            $19

10.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                 Fiscal Quarter Ended
                                                          --------------------------------------------------------------------
                                                            May 2,            August 1,         October 31,        January 30,
                                                             1998               1998               1998               1999
                                                             ----               ----               ----               ----
   Net sales                                                 $86,194           $91,422            $95,682           $154,921
   Gross profit                                               21,658            21,560             22,788             44,345
   Provision for asset impairment                                  -                 -                  -              1,543
   Income (loss) before income
      tax provision                                          ($6,163)          ($6,509)           ($6,393)            $9,384
   Net income (loss)                                         ($3,640)          ($3,836)           ($3,772)            $5,507
   Net income (loss) per common share (a) (b)                ($ 0.23)          ($ 0.24)           ($ 0.23)            $ 0.31
   Number of shares used in computing
      net income (loss) per common share                  17,175,000        17,176,000         17,176,000         17,176,000

                                                                                 Fiscal Quarter Ended
                                                         -------------------------------------------------------------------
                                                            May 3,           August 2,          November 1,        January 31,
                                                             1997               1997               1997               1998
                                                             ----               ----               ----               ----
   Net sales                                                $ 85,129          $ 95,114           $ 99,711           $165,356
   Gross profit                                               19,977            22,848             24,809             52,407
   Provision for asset impairment                                  -                 -                  -              8,746
   Income (loss) before income
      tax provision                                           (7,938)          ($5,550)           ($3,790)            11,080
   Net income (loss)                                         ($4,683)          ($3,275)           ($2,236)            $6,436
   Net income (loss) per common share
      (a) (c) (d)                                            ($ 0.29)          ($ 0.21)           ($ 0.15)             $0.36
   Number of shares used in computing
      net income (loss) per common share                  17,155,000        17,155,000         17,155,000         17,172,000

(a) Net (loss) income per common share is calculated based on net (loss) income less the dividend requirement of the Convertible Preferred Stock.

(b) Diluted net income per common share, assuming conversion of the 5.05% Convertible Preferred Stock and the elimination of the related dividend was $0.27 for the thirteen weeks ended January 30, 1999 on weighted average shares outstanding of 20,377,000.
(c) Diluted net income per common share, assuming conversion of the Company's 5% Convertible Subordinated Debentures and elimination of the related interest costs less applicable income taxes and assuming conversion of the 5.05% Convertible Preferred Stock and elimination of the related dividend was $0.31 per common share for the thirteen weeks ended January 31, 1998 on weighted average shares outstanding of 22,680,000.
(d) Difference of $0.01 between full year (loss) income per common share and the resulting (loss) income per common share from the sum of each of the quarters in Fiscal 1997 is due to rounding.

                                Exhibit Index
                                -------------

Item No.                           Description


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

     10.1 1989 Stock Option Plan and Form of Agreement pursuant to 1989 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement). (1.)

     10.2 Credit Agreement dated March 26, 1998. (Incorporated herein by reference to Exhibit 10.2 to this Company's Annual Report on Form 10-K for the year ended January 31, 1998).

     10.2.1       First Amendment and Waiver to Credit Agreement dated March 23,
                  1999.*

     10.3 Form of Deferred Compensation Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement). (1.)

     10.4 Amendment No. 1 to Deferred Compensation Agreement, dated June 16, 1989. (Incorporated herein by reference to Exhibit 10.5.2 to Amendment No. 1 to the Registration Statement). (1.)

     10.5 Amendment No. 2 to Deferred Compensation Agreement, dated August 15, 1989. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 26, 1991). (1.)

                                Exhibit Index
                                -------------

Item No.                           Description

     10.6 Amendment No. 3 to Deferred Compensation Agreement, dated June 15, 1995. (Incorporated herein by reference to the Company's Form 10-Q for the period ended July 29, 1995). (1.)

     10.7 Amendment No. 4 to Deferred Compensation Agreement between the Company and Donald Jonas dated April 8, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996). (1.)

     10.8 Form of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement). (1.)

     10.9 Forms of Amendment of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.2 to Amendment No. 1 to the Registration Statement). (1.)

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

     10.11.1 Lease Modification Agreement dated June 19, 1995 involving the Distribution Center and Office space in Harrison, NJ. *

     10.11.2 Lease Modification Agreement dated July 22, 1998 involving the Distribution Center and Office space in Harrison, NJ. *

     10.12 Lease for Distribution Center space. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended July 25, 1992).

     10.13 Agreement dated March 27, 1998 between the Company and Local 99, UNITE, covering office employees for a term from July 1, 1997 to June 30, 2000. (Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998).

     10.14 Memoranda of Agreement dated March 27, 1998 between the Company and Local 99, UNITE, amending, respectively, Agreement dated March 16, 1996 covering warehouse employees and Agreement dated March 27, 1998 covering office employees. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended January 31,
                  1998).

     10.15 Lechters Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended August 1, 1998). (1.)

                                Exhibit Index
                                -------------


Item No.                          Description

     21           Subsidiaries of the Company. *

     23           Consent of Deloitte & Touche LLP.*

     27           Financial Data Schedule *

*Filed herewith.
(1.) Management Compensatory Plan.