Form 10-Q
period 1999-05-01
LECHTERS INC
filed 1999-06-11
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For quarterly period ended May 1, 1999

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


The number of shares of the  Registrant's  common  stock,  without  par   value,
outstanding at June 7, 1999: 17,079,786:

                         LECHTERS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          FOR QUARTER ENDED MAY 1, 1999
                                      INDEX



                                                                                                                            PAGE NO.
PART I.   Financial Information
     Item 1.    Financial Statements
                Consolidated Balance Sheets May 1, 1999 and January 30, 1999 ...............................................   1
                Consolidated Statements of Operations for the Thirteen Weeks Ended May 1, 1999 and May 2, 1998 .............   2
                Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 1, 1999 and May 2, 1998 .............   3
                Consolidated Statement of Shareholders' Equity for the Thirteen Weeks Ended May 1, 1999 ....................   4
                Notes to Consolidated Financial Statements .................................................................  5-7
     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...................... 8-10

PART II.  Other Information
     Item 6.    Exhibits and Reports on Form 8-K ...........................................................................  11

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

                         LECHTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

           (Amounts in thousands, except share and per share amounts)



                                                             May 1,           January 30,
                                                             1999                1999
                                                          -----------         ----------
            A S S E T S                                   (unaudited)
Current Assets:
   Cash and Cash Equivalents                              $ 12,156            $ 35,503
   Marketable Securities                                    62,844              62,750
   Accounts Receivable                                       7,802               4,185
   Merchandise Inventories                                 107,968              89,224
   Prepaid Expenses                                          4,390               1,734
                                                          -----------         ----------

   Total Current Assets                                    195,160             193,396
Property and Equipment:
   Fixtures and Equipment                                   58,355              57,678
   Leasehold Improvements                                   96,891              96,452
                                                          -----------         ----------
                                                           155,246             154,130
   Less Accumulated Depreciation & Amortization             91,298              88,401
                                                          -----------         ----------
   Net Property and Equipment                               63,948              65,729
Other Assets                                                 9,955               8,519
                                                          -----------         ----------
Total Assets                                              $269,063            $267,644
                                                          ===========         ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                       $ 15,315           $   8,982
   Dividends Payable - Preferred Stock                        --                 1,010
   Salaries, Wages and Other Accrued Expenses               17,051              17,156
   Taxes, Other Than Income Taxes                            1,904               1,774
                                                          -----------         ----------
   Total Current Liabilities                                34,270              28,922
Long-term Debt
   5% Convertible Subordinated Debentures due
   September 27, 2001 (Net of Unamortized
   Discount of $3,444 and $3,768 respectively)              61,556              61,232
                                                          -----------         ----------
   Total Long-Term Debt                                     61,556              61,232

Deferred Income Taxes and Other Deferred Credits            18,484              18,356
Shareholders' Equity:
   Convertible Preferred Stock, $100 Par Value
     Authorized 1,000,000 Shares,
     Issued and Outstanding - Series A - 149,999
     Shares; Series B - 50,001 Shares                       20,000              20,000
   Common Stock, No Par Value,
     Authorized 50,000,000 Shares,
     Issued and Outstanding
     17,176,286 and 17,176,286, respectively                    58                  58

   Accumulated Other Comprehensive Income                        5                 109
   Additional Paid-in Capital                               62,380              62,380
   Retained Earnings                                        72,310              76,587
                                                          -----------         ----------
   Total Shareholders' Equity                              154,753             159,134
                                                          -----------         ----------
Total Liabilities and Shareholders' Equity                $269,063            $267,644
                                                          ===========         ==========

     See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (Amounts in thousands, except share and per share data)

                                                               Thirteen Weeks Ended
                                                          May 1,                   May 2,
                                                           1999                     1998
                                                       ------------             ------------
                                                                   (unaudited)

Net Sales                                                 $ 83,407                 $ 86,194

Cost of Goods Sold (including occupancy
 and indirect costs)                                        61,837                   64,536
                                                       ------------             ------------

       Gross Profit                                         21,570                   21,658

Selling, General and Administrative Expenses                28,734                   28,286
                                                       ------------             ------------
Operating Loss                                              (7,164)                  (6,628)

Other Expenses (Income):
   Interest Expense                                          1,133                    1,097

   Interest Income                                            (807)                  (1,421)

   Net Investment
    Gain/Income                                               (240)                    (141)
                                                       ------------             ------------
Total Other Expenses (Income)                                   86                     (465)
                                                       ------------             ------------
Loss Before Income Taxes                                    (7,250)                  (6,163)

Income Tax Benefit                                          (2,973)                  (2,523)
                                                       ------------             ------------
Net Loss                                                    (4,277)                  (3,640)

Preferred Stock Dividend Requirement                           252                      252
                                                       ------------             ------------
Net Loss Applicable to Common Shareholders               ($  4,529)               ($  3,892)
                                                       ============             ============
Net Loss Per Common Share - Basic                        ($   0.26)               ($   0.23)
                                                       ============             ============
Net Loss Per Common Share - Diluted                      ($   0.26)               ($   0.23)
                                                       ============             ============
Weighted Average Common Shares Outstanding -Basic       17,176,000               17,175,000
                                                       ============             ============
Weighted Average Common Shares Outstanding -Diluted     17,176,000               17,175,000
                                                       ============             ============


          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                                                  Thirteen Weeks Ended
                                                                May 1,             May 2,
                                                                1999               1998
                                                             -----------        -----------
                                                                       (unaudited)
Cash Flows From Operating Activities:
   Net Loss                                                   ($  4,277)         ($  3,640)

Adjustments to Reconcile Net Loss to Net
   Cash Used In Operating Activities:
    Depreciation and Amortization                                 3,960              4,162
    Other                                                           364                287

Changes in Assets and Liabilities:
   Increase in Accounts Receivable                               (3,617)              (574)
   Increase in Merchandise Inventories                          (18,744)           (11,095)
   Increase in Prepaid Expenses                                  (2,656)            (2,134)
   Increase in Accounts Payable,
    Accrued Expenses and Taxes Other
    Than Income Taxes                                             6,358             10,560
   Decrease in Income Taxes Payable                                  --             (2,016)
   Increase in Other Assets                                      (1,783)            (1,463)
                                                             -----------        -----------
   Net Cash Used In Operating Activities                        (20,395)            (5,913)
                                                             -----------        -----------
Cash Flows From Investing Activities:
   Capital Expenditures                                          (1,672)            (1,126)
   (Increase) Decrease in Available for Sale Securities            (270)            10,030
                                                             -----------        -----------
   Net Cash (Used) Provided by
    Investing Activities                                         (1,942)             8,904
                                                             -----------        -----------
Cash Flows From Financing Activities:
   Payment of Preferred Stock Dividend                           (1,010)            (1,010)
   Exercise of Stock Options                                         --                 10
                                                             -----------        -----------
   Net Cash Used In Financing Activities                         (1,010)            (1,000)
                                                             -----------        -----------
Net (Decrease) Increase  in Cash and Cash Equivalents           (23,347)             1,991

Cash and Cash Equivalents, Beginning of Period                   35,503             16,395
                                                             -----------        -----------
Cash and Cash Equivalents, End of Period                       $ 12,156           $ 18,386
                                                             ===========        ===========
Supplemental Disclosure of Cash Flows Information:

Cash Paid During the Period for:
   Interest                                                    $     --           $     --
                                                             ===========        ===========
   Income Taxes                                                $     15           $  2,017
                                                             ===========        ===========


          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             (Amounts in thousands)

                                                                                   Accumulated
                                                                                      Other
                                Common     Preferred    Additional                 Comprehensive
                                Stock       Stock       Paid-In      Retained         Income                      Comprehensive
                                Issued      Issued      Capital      Earnings         (Loss)           Total           Loss
                              ---------    ---------   ---------    ----------     -------------     ---------    -------------
Balance,
  January 30, 1999                $58      $20,000      $62,380      $76,587         $109             $159,134        $   --

Net Loss-Thirteen
  Weeks Ended
  May 1, 1999                     --           --            --       (4,277)          --               (4,277)       (4,277)

Other Comprehensive Loss,
  Net of tax:
  Unrealized Loss on
  Available-For-Sale
  Securities                      --           --            --          --          (104)                (104)         (104)
                              ---------    ---------   ---------    ----------     -------------     ---------    -------------
Balance,
May 1, 1999 (unaudited)           $58      $20,000      $62,380      $72,310         $  5             $154,753       ($4,381)
                              =========    =========   =========    ==========     =============     =========    =============

            See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)
                                  (UNAUDITED)


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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

        The Company's results of operations for the thirteen weeks ended May 1, 1999 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1999.

2.      NET LOSS PER SHARE

        "Basic" net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen weeks ended May 1, 1999 and May 2, 1998. With respect to "diluted" net loss per share, stock options which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen weeks ended May 1, 1999 and May 2, 1998.

3.      SEGMENT INFORMATION

        The Company defines its principal business segments as follows: the Specialty Housewares segment which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment which operates as Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM). The contribution of these segments, as well as "corporate and other" for the thirteen weeks ended May 1, 1999 and May 2, 1998 are summarized below. The caption "corporate and other" includes general corporate expenses, principally expenses of service office and distribution centers as well as interest income and expense.

                                                           Thirteen Weeks Ended
                                                          May 1,         May 2,
                                                          1999            1998
                                                        ---------     ---------
SALES
Specialty Housewares                                    $  64,646     $  67,413
Off-Price Home Business                                    18,761        18,781
                                                        ---------     ---------
Total Sales                                             $  83,407     $  86,194
                                                        =========     =========
(LOSS) INCOME BEFORE TAX PROVISION
Specialty Housewares                                    ($    385)    $     215
Off-Price Home Business                                       378           151
Corporate and Other                                        (7,157)       (6,994)
                                                        ---------     ---------
Operating (Loss)/Income                                    (7,164)       (6,628)
Interest Expense (Income)                                      86          (465)
                                                        ---------     ---------

Total (Loss) Income Before Income Tax Provision         ($  7,250)    ($  6,163)
                                                        =========     =========
DEPRECIATION AND AMORTIZATION EXPENSE
Specialty Housewares                                    $   2,250     $   2,399
Off-Price Home Business                                       369           401
Corporate and Other                                         1,341         1,362
                                                        ---------     ---------
Total Depreciation and Amortization Expense             $   3,960     $   4,162
                                                        =========     =========
CAPITAL EXPENDITURES
Specialty Housewares                                    $   1,024     $     525
Off-Price Home Business                                       367           210
Corporate and Other                                           281           391
                                                        ---------     ---------
Total Capital Expenditures                              $   1,672     $   1,126
                                                        =========     =========
TOTAL ASSETS
Specialty Housewares                                    $ 102,762     $ 108,429
Off-Price Home Business                                    23,617        27,104
Corporate and Other                                       142,684       146,159
                                                        ---------     ---------
Total Assets                                            $ 269,063     $ 281,692
                                                        =========     =========

4.      COMPREHENSIVE LOSS

        The following is a summary of the Company's comprehensive loss:


                                                          Thirteen Weeks Ended
                                                             May 1,      May 2,
                                                             1999         1998
                                                            -------     --------
Net  Loss                                                   ($4,277)    ($3,640)

Components of
Comprehensive Loss:

Unrealized Loss on Available-For-Sale Securities -
   Net of Applicable Income Tax Benefit                        (104)       (104)
                                                            -------     --------
Comprehensive Loss                                          ($4,381)    ($3,744)
                                                            =======     =======




5.      STOCK REPURCHASE PLAN

        On May 3, 1999,  the  Company  announced  the  approval  by the Board of
        Directors of a program to repurchase from time to time of up to 1,000,000 shares of the Company's Common Stock. Share purchases commenced on May 17, 1999 and as of June 7, 1999, totaled approximately 96,500 shares at a cost of $206. The Company's intention is to hold these shares as treasury stock.

MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 1, 1999 IN COMPARISON WITH THIRTEEN WEEKS ENDED MAY 2, 1998.

(Amounts in thousands, except share and per share amounts)

Net sales for the thirteen weeks ended May 1, 1999 decreased $2,787 to $83,407, a 3.2% decrease from $86,194 reported for the comparable thirteen week period of the prior fiscal year. The decrease was primarily attributable to fewer stores in operation in the first quarter of Fiscal 1999. The number of stores open for the quarter averaged 42 fewer stores than the comparable period last year. For the first quarter of Fiscal 1999, sales for the Specialty Housewares segment which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R) decreased 4.1%, while sales for the Off-Price Home Business segment comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM) decreased 0.1%. On a comparable store basis, sales for the Company decreased 1.5%. Specialty Housewares comparable store sales decreased 2.5% while Off-Price Home Business comparable store sales increased 2.6%. During the first quarter of Fiscal 1999, the Company opened four stores and closed six stores, reducing the stores in operation at May 1, 1999 to 576 from the 578 open as of January 30, 1999. At the close of the first quarter of Fiscal 1998, the Company operated 615 stores.

Gross Profit for the first quarter decreased $88 to $21,570, which at 25.9% of sales was 0.8 percentage points higher than the 25.1% reported for the comparable thirteen week period of Fiscal 1998. The higher gross profit rate reflects an improved merchandise margin performance from higher markup in the beginning inventory and reduced markdowns. The Gross Profit rate also improved due to reduced occupancy costs as a result of fewer stores in operation during the first quarter of Fiscal 1999 compared to the comparable thirteen week period of Fiscal 1998.

Selling, General and Administrative Expenses increased $448 to $28,734. At 34.5% of sales, the expense rate was 1.7 percentage points higher than the rate for the comparable period of the prior fiscal year. Store payroll expenses and freight costs were higher due to increased merchandise shipments to the stores. Advertising expense increased due to an additional circular. These expense increases were partially offset by reductions in asset write-offs and reduced Service Office expenses.

Other (Income)/Expense for the first quarter decreased $551 to an expense of $86, 0.1% of sales compared to income of $465, 0.5% of sales, for the first quarter of the prior fiscal year. The decrease was due to the reduction in the interest income. Interest income for the first quarter of Fiscal 1998 included approximately $450 of interest income related to federal income tax refunds for prior fiscal years.

The Net Loss for the first Quarter of Fiscal 1999 was $4,277 or ($0.26) per share compared to a loss of $3,640 or ($0.23) per share for the comparable period of Fiscal 1998. While the gross profit rate improved, the reduction in sales and gross profit due primarily to fewer stores could not be offset.

YEAR 2000

The Company repeats its disclosure made in its Annual Report to Shareholders on Form 10-K revised for information which has changed from the Form 10-K filing date of April 28,1999.

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

In Fiscal Year 1996, prior to the recognition of the Year 2000 as a significant business risk and in the normal course of business, the Company identified key core systems which needed to be replaced. A new financial suite including modules for general ledger, accounts payable and fixed assets was installed at the beginning of Fiscal 1998. A new merchandise inventory analysis and control system has been acquired. The core software package was installed during Fiscal Year 1998. The new merchandise analysis systems are scheduled to be operational in stages during the first half of Fiscal Year 1999. Finally, the Company has also contracted to install a new warehouse management system which is in development and will be implemented by August 1999. All three major systems acquisitions have been certified Year 2000 compliant by the vendor. All new software to be acquired by the Company will be required to be certified as Year 2000 compliant by the vendor.

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

The Y2K Task Force also commenced its review of non-IT related issues involving equipment with embedded technology which may not be Year 2000 compliant. This phase of the project has been completed, and it has identified limited amounts of equipment with embedded technology subject to Y2K exposure. Early in Fiscal 1999, the Company mailed a Y2K readiness questionnaire to all of its vendors. A second mailing was also made to key vendors who did not respond to the initial mailing.

With the receipt of questionnaire responses, which was completed at the end of May 1999, the third phase of the Year 2000 compliance project will focus on evaluating the results of the questionnaire, reviewing the results of the non-IT equipment survey and verifying IT software surveys previously conducted. Based on the completion of the above process, the Y2K Task Force will issue its final Y2K Master Schedule and remediation plan, which will be completed by the third quarter of Calendar Year 1999. If deemed necessary, third party consultants will be engaged to evaluate and/or assist in the completion of the plan.

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

As part of their oversight responsibilities, the Audit Committee of the Board of Directors has requested and will be provided with periodic status reports, on at least a monthly basis, on the progress the Company has made with respect to Year 2000 readiness and compliance.

The cost of the software purchased for the major systems as described above approximates $4,700. Future costs of new software for major systems are estimated to be $625 for the completion of the merchandise inventory analysis and control system and $900 for a warehouse management system. Costs of compliance such as hardware upgrades, equipment replacement and miscellaneous software, which are "capitalized" as other assets, are estimated to be $300. Costs of re-training or modifications to existing programs will be expensed as incurred and are estimated to be $400. It is anticipated that funds for Year 2000 compliance costs will be generated by internal sources.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased $7,927 from the balances at the close of the first quarter of Fiscal 1998.

Cash flow during the thirteen weeks ended May 1, 1999 as reflected on the Consolidated Statements of Cash Flows, was a net decrease in cash and cash equivalents of $23,347. Operating activities, comprised of the operating loss of $4,277 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, utilized $20,395 of cash during Fiscal 1999 to date. Significant components of operating activities for the first quarter included depreciation and amortization which is a non-cash expense of $3,960, merchandise inventories which increased using $18,744 of cash and accounts payable, accrued expenses and taxes other than income taxes which increased and provided cash of $6,358. The increases in inventory and accounts payable were normal occurrences as the Company has increased its inventories from their low year-end balances. Total merchandise inventories were $2,161 lower at May 1, 1999 than at May 2, 1998. Investing activities, capital expenditures and reductions in marketable (available-for-sale) securities used $1,942 in cash with capital expenditures utilizing $1,672 of cash.

Capital expenditures were primarily for construction of and fixtures for new stores, renovations and remodels of existing stores. Financing activities utilized $1,010, of cash as the Company paid the dividend on the convertible preferred stock.

STOCK REPURCHASE PLAN

On May 3, 1999, the Company announced the approval by the Board of Directors of a program to repurchase from time to time of up to 1,000,000 shares of the Company's Common Stock. Share purchases commenced on May 17, 1999 and as of June 7, 1999, totaled approximately 96,500 shares at a cost of $206. The Company's intention is to hold these shares as treasury stock.

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

27      Financial Data Schedule*.

b.  Reports on Form 8-K

1. No reports on Form 8-K were filed for the quarter for which this report is filed.

*Filed herewith

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


Date:   June 11, 1999