Form 10-Q
period 1999-07-31
LECHTERS INC
filed 1999-09-14
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 1999

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

             NEW JERSEY                                   No. 13-2821526
(STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER IDENTIFICATION
 OF INCORPORATION)                                NO.)
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


The number of shares of the Registrant's common stock, without par value, outstanding at September 8, 1999: 17,072,286:

                         LECHTERS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         FOR QUARTER ENDED JULY 31, 1999
                                      INDEX

                                                                                       PAGE NO.
PART I.    Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheets
                      July 31, 1999 and January 30, 1999                                      1

                      Consolidated Statements of Operations for the Thirteen and
                      Twenty-Six Weeks Ended July 31, 1999 and August 1, 1998                 2

                      Consolidated Statements of Cash Flows
                      for the Twenty-Six Weeks Ended
                      July 31, 1999 and August 1, 1998                                        3

                      Consolidated Statement of Shareholders'
                      Equity for the Twenty-Six Weeks Ended
                      July 31, 1999                                                           4

                      Notes to Consolidated Financial Statements                            5-7

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  8-12

PART II.   Other Information

           Item 4.    Submission of Matters to a Vote of Security Holders                 12-13

           Item 6.    Exhibits and Reports on Form 8-K                                       13


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

   Part I      .  Financial Information



                         LECHTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                                           July 31,               January 30,
                                                             1999                    1999
                                                          ----------              ----------

                        A S S E T S                      (unaudited)
  Current Assets:
       Cash and Cash Equivalents                             $10,741                $ 35,503
       Marketable Securities                                  46,671                  62,750
       Accounts Receivable                                    10,760                   4,185
       Merchandise Inventories                               113,502                  89,224
       Prepaid Expenses                                        6,130                   1,734
                                                          ----------              ----------

       Total Current Assets                                  187,804                 193,396
  Property and Equipment:
       Fixtures and Equipment                                 59,218                  57,678
       Leasehold Improvements                                 97,229                  96,452
                                                          ----------              ----------
                                                             156,447                 154,130
       Less Accumulated Depreciation & Amortization           93,744                  88,401
                                                          ----------              ----------
           Net Property and Equipment                        62,703                   65,729
  Other Assets                                               10,562                    8,519
                                                          ----------              ----------

  Total Assets                                              $261,069                $267,644
                                                          ==========              ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
       Accounts Payable                                     $13,215                 $  8,982
       Dividends Payable - Preferred Stock                       --                    1,010
       Salaries, Wages and Other Accrued Expenses            16,848                   17,156
       Taxes, Other Than Income Taxes                         1,844                    1,774
                                                         ----------               -----------

       Total Current Liabilities                             31,907                   28,922
  Long-Term Debt
       5% Convertible Subordinated Debentures due
       September 27, 2001 (Net of Unamortized
       Discount of $3,115 and $3,768 respectively)           61,885                   61,232
                                                         ----------               -----------
       Total Long-Term Debt                                  61,885                   61,232

  Deferred Income Taxes and Other Deferred Credits           18,698                   18,356
  Shareholders' Equity:
       Convertible Preferred Stock, $100 Par Value
          Authorized 1,000,000 Shares,
          Issued and Outstanding - Series A - 149,999
          Shares; Series B - 50,001 Shares                   20,000                   20,000
       Common Stock, No Par Value,
          Authorized 50,000,000 Shares,
          Issued and Outstanding
          17,176,286 and 17,176,286, respectively                58                       58
       Accumulated Other Comprehensive (Loss) Income            (66)                     109
       Additional Paid-in Capital                            62,380                   62,380
       Retained Earnings                                     66,425                   76,587
                                                         ----------               -----------
                                                            148,797                  159,134
       Less: Treasury Stock
          Common Stock - 101,500 Shares at Cost                (218)                      --
                                                         ----------               -----------
       Total Shareholders' Equity                           148,579                  159,134
                                                         ----------               -----------
  Total Liabilities and Shareholders' Equity               $261,069                 $267,644
                                                         ==========               ===========

          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)

                                              Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                              --------------------     ----------------------
                                            July 31,      August 1,     July 31,      August 1,
                                             1999           1998          1999          1998
                                          ------------  ------------  ------------   ------------
                                                  (unaudited)                 (unaudited)
      Net Sales                               $90,913       $91,422      $174,320       $177,616
      Cost of Goods Sold (including
         occupancy and indirect costs)         70,629        69,862       132,466        134,398
                                          ------------  ------------  ------------   ------------

            Gross Profit                       20,284        21,560        41,854         43,218

      Selling, General and
         Administrative Expenses               29,858        27,942        58,592         56,228
                                          ------------  ------------  ------------   ------------
      Operating Loss                           (9,574)       (6,382)      (16,738)       (13,010)
      Other Expenses (Income):
          Interest Expense                      1,139         1,125         2,272          2,222
          Interest Income                        (645)         (918)       (1,452)        (2,339)
          Net Investment
             Gain/Income                          (94)          (80)         (334)          (221)
                                          ------------  ------------  ------------   ------------

      Total Other Expenses (Income)               400           127           486           (338)
                                          ------------  ------------  ------------   ------------

      Loss Before Income Taxes                 (9,974)       (6,509)      (17,224)       (12,672)

      Income Tax Benefit                       (4,089)       (2,673)       (7,062)        (5,196)
                                          ------------  ------------  ------------   ------------

      Net Loss                                 (5,885)       (3,836)      (10,162)        (7,476)

      Preferred Stock Dividend
      Requirement                                 253           253           505            505
                                          ------------  ------------  ------------   ------------

      Net Loss Applicable to Common
        Shareholders                          ($6,138)      ($4,089)     ($10,667)       ($7,981)
                                          ============  ============  ============   ============

      Net Loss Per Common Share - Basic        ($0.36)       ($0.24)       ($0.62)        ($0.46)
                                          ============  ============  ============   ============

      Net Loss Per Common Share - Diluted      ($0.36)       ($0.24)       ($0.62)        ($0.46)
                                          ============  ============  ============   ============

      Weighted Average Common Shares
         Outstanding - Basic               17,098,000    17,176,000    17,137,000     17,175,000
                                          ============  ============  ============   ============

      Weighted Average Common Shares
         Outstanding - Diluted             17,098,000    17,176,000    17,137,000     17,175,000
                                          ============  ============  ============   ============


          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                             Twenty-Six Weeks Ended
                                                             ----------------------
                                                           July 31,          August 1,
                                                             1999              1998
                                                          ----------        ----------
                                                                  (unaudited)
         Cash Flows From Operating Activities:
             Net Loss                                      ($10,162)          ($7,476)

         Adjustments to Reconcile Net Loss to Net
            Cash Used In Operating Activities:
             Depreciation and Amortization                    7,904             8,258
             Other                                              911               553

         Changes in Assets and Liabilities:
             Increase in Accounts Receivable                 (6,575)           (4,447)
             Increase in Merchandise Inventories            (24,278)           (9,420)
             Increase in Prepaid Expenses                    (4,396)           (4,425)
             Increase in Accounts Payable,
               Accrued Expenses and Taxes Other
               Than Income Taxes                              3,995             8,922
             Decrease in Income Taxes Payable                    --            (1,909)
             Increase in Other Assets                        (2,769)           (2,502)
                                                          ----------        ----------

             Net Cash Used In Operating Activities          (35,370)          (12,446)

         Cash Flows From Investing Activities:
             Capital Expenditures                            (3,946)           (2,892)
             Decrease in Available for Sale Securities       15,782            12,933
                                                          ----------        ----------

             Net Cash Provided by Investing Activities       11,836            10,041

         Cash Flows From Financing Activities:
             Payment of Preferred Stock Dividend             (1,010)           (1,010)
             Exercise of Stock Options                           --                10
             Purchase of Treasury Stock                        (218)               --
                                                          ----------        ----------

             Net Cash Used In Financing Activities           (1,228)           (1,000)
                                                          ----------        ----------

         Net Decrease in Cash and Cash Equivalents          (24,762)           (3,405)

         Cash and Cash Equivalents, Beginning of Period      35,503            16,395
                                                          ----------        ----------

         Cash and Cash Equivalents, End of Period           $10,741           $12,990
                                                          ==========        ==========

         Supplemental Disclosure of Cash Flows
         Information:

         Cash Paid During the Period for:
             Interest                                       $    --           $    --
                                                          ==========        ==========

             Income Taxes                                   $    77           $ 2,183
                                                          ==========        ==========


                    See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             (Amounts in thousands)


                                                                         Accumulated
                                                                            Other
                             Common   Preferred   Additional            Comprehensive
                              Stock     Stock      Paid-In    Retained      Income      Treasury                   Comprehensive
                             Issued    Issued      Capital    Earnings      (Loss)        Stock         Total           Loss
                           ---------  ---------   ---------   ---------   ----------    ---------    ----------      ----------
Balance,
   January 30, 1999             $58    $20,000     $62,380     $76,587         $109          $--      $159,134             $--

Net Loss-Twenty-Six
  Weeks Ended
  July 31, 1999                  --         --          --     (10,162)          --           --       (10,162)        (10,162)

Other Comprehensive Loss,
  Net of tax:
  Unrealized Loss on
  Available-For-Sale
  Securities                     --         --          --          --         (175)          --          (175)           (175)

Purchase of Treasury Stock       --         --          --          --           --         (218)         (218)             --
                           ---------  ---------   ---------   ---------   ----------    ---------    ----------      ----------

Balance,
July 31, 1999 (unaudited)       $58    $20,000     $62,380     $66,425         ($66)       ($218)     $148,579        ($10,337)
                           =========  =========   =========   =========   ==========    =========    ==========      ==========



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

        The Company's results of operations for the thirteen and twenty-six weeks ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1999.

2.      NET LOSS PER SHARE

        "Basic" net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998. With respect to "diluted" net loss per share, stock options which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998.

3.      SEGMENT INFORMATION

        The Company defines its principal business segments as follows: the Specialty Housewares segment which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment which operates as Famous Brands Housewares Outlet(R) and Cost Less
        Home Store(SM). The contribution of these segments, as well as "corporate and other" for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 are summarized below. The caption "corporate and other" includes general corporate expenses, principally expenses of service office and distribution centers as well as interest income and expense.


                                            Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                            --------------------           ----------------------
                                           July 31,       August 1,       July 31,       August 1,
                                             1999           1998            1999            1998
                                          ----------     ----------      ----------     ----------
SALES
Specialty Housewares                        $68,954        $69,915        $133,600       $137,328
Off-Price Home Business                      21,959         21,507          40,720         40,288
                                          ----------     ----------      ----------     ----------

Total Sales                                 $90,913        $91,422        $174,320       $177,616
                                          ==========     ==========      ==========     ==========

(LOSS) INCOME BEFORE TAX PROVISION
Specialty Housewares                        ($2,400)         ($230)        ($2,785)          ($15)
Off-Price Home Business                         401             82             779            233
Corporate and Other                          (7,575)        (6,234)        (14,732)       (13,228)
                                          ----------     ----------      ----------     ----------
Operating (Loss)/Income                      (9,574)        (6,382)        (16,738)       (13,010)
Other Expenses (Income)                         400            127             486           (338)
                                          ----------     ----------      ----------     ----------
Total (Loss) Income Before Income Tax
Provision                                   ($9,974)       ($6,509)       ($17,224)      ($12,672)
                                          ==========     ==========      ==========     ==========

DEPRECIATION AND AMORTIZATION
  EXPENSE
Specialty Housewares                         $2,203         $2,428          $4,453         $4,827
Off-Price Home Business                         372            400             741            801
Corporate and Other                           1,369          1,268           2,710          2,630
                                          ----------     ----------      ----------     ----------
Total Depreciation and Amortization
Expense                                      $3,944         $4,096          $7,904         $8,258
                                          ==========     ==========      ==========     ==========

CAPITAL EXPENDITURES
Specialty Housewares                         $1,486         $1,421          $2,510         $1,946
Off-Price Home Business                         100             92             467            302
Corporate and Other                             688            253             969            644
                                          ----------     ----------      ----------     ----------

Total Capital Expenditures                   $2,274         $1,766          $3,946         $2,892
                                          ==========     ==========      ==========     ==========

                                           July 31,       August 1,
                                             1999           1998
                                          ----------     ----------
TOTAL ASSETS
Specialty Housewares                       $104,464       $104,431
Off-Price Home Business                      24,345         26,760
Corporate and Other                         132,260        145,768
                                          ----------     ----------

Total Assets                               $261,069       $276,959
                                          ==========     ==========


4.      COMPREHENSIVE LOSS
        The following is a summary of the Company's comprehensive loss:

                                                                Twenty-Six Weeks Ended
                                                                ----------------------
                                                             July 31,            August 1,
                                                               1999                 1998
                                                            ----------          ----------
        Net  Loss                                            ($10,162)            ($7,476)

        Components of Comprehensive (Loss) Income:

        Unrealized Loss on Available-For-Sale Securities,
          Net of Applicable Income Tax Benefit                   (175)                (54)
                                                            ----------          ----------
        Comprehensive Loss                                   ($10,337)            ($7,530)
                                                            ==========          ==========

5.      STOCK REPURCHASE PLAN

        On May 3, 1999,  the  Company  announced  the  approval  by the Board of
        Directors of a program to repurchase from time to time of up to 1,000,000 shares of the Company's Common Stock. Share purchases commenced on May 17, 1999 and as of September 8, 1999, totaled approximately 104,000 shares at a cost of $223. Under the Company's Credit Agreement, the Company may repurchase up to 1,000,000 shares provided the aggregate cost does not exceed $2,500. The Company's intention is to hold these shares as treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

THIRTEEN WEEKS ENDED JULY 31, 1999 IN COMPARISON WITH THIRTEEN WEEKS ENDED AUGUST 1, 1998.

Sales for the thirteen weeks ended July 31, 1999 ("Second Quarter 1999"), decreased $509 to $90,913, a decrease of 0.6% compared to the comparable period of Fiscal 1998 ("Second Quarter 1998"). The decrease was attributable to a reduction of stores in operation which averaged 41 fewer locations from Fiscal 1998. The reduction in the number of stores reflects the Company's strategy to improve the quality of its store locations by upgrading to better performing sites. With respect to sales by segment, sales for the Specialty Housewares segment, which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), decreased 1.4% to $68,954, and sales for the Off-Price Home Business segment comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM), increased 2.1% to $21,959. The Company's total chain comparable store sales increased 1.3% compared to the same period last year. By segment, comparable store sales for Specialty Housewares were flat, while the Off-Price Home Business segment increased 6.0%. During Second Quarter 1999, the Company opened 3 stores and closed 8, reducing the stores in operation at July 31, 1999 to 571 from the 576 in operation at the beginning of the second quarter, compared to 612 stores in operation at August 1, 1998.

Gross Profit for Second Quarter 1999, was $20,284, 22.3% of sales and was $1,276 and 1.3% as a percent of sales lower than gross profit for Second Quarter 1998. The sales decrease was the primary reason for the reduction in the amount of gross profit. Additional price reductions, partially offset by the lower occupancy costs related to fewer stores in operation, were a significant factor in the gross profit rate decrease.

Selling, General and Administrative Expenses increased $1,916, to $29,858, which constituted 32.8% of sales, an increase of 2.2% from Second Quarter 1998. With respect to store operating expenses, payroll, advertising and credit card fees showed increases over the comparable period of Fiscal 1998. Service Office expenses were higher during Second Quarter 1999, due to expenditures for consultants engaged in Information Technology and logistic projects, and outside warehousing costs increased as additional facilities were required for Cost Less Home Store(SM).

Other (Income)/Expense for the quarter was expense of $400, 0.4% of net sales and was $273, and 0.3% above Second Quarter 1998. Interest expense was virtually equivalent to last year's amount while interest and investment income and gains were $259 lower for the second quarter compared to last year. The decreased interest and investment income was the result of lower balances of Marketable Securities. As of July 31, 1999, Marketable Securities classified as available-for-sale were $46,671, which was $15,051 lower than at August 1, 1998.

The Net Loss for the Second Quarter 1999, was $5,885, ($0.36) per share compared to a Net Loss of $3,836, ($0.24) per share for Second Quarter 1998.

TWENTY-SIX WEEKS ENDED JULY 31, 1999 IN COMPARISON WITH TWENTY-SIX WEEKS ENDED AUGUST 1, 1998.

Sales for the twenty-six weeks ended July 31, 1999, decreased $3,296 to $174,320, a decrease of 1.9% from the comparable twenty-six week period of Fiscal 1998. The sales decrease was due to the reduced number of stores in operation during Fiscal 1999, which averaged 42 fewer store locations than Fiscal 1998. The Specialty Housewares segment which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), decreased 2.7% to $133,600 and sales for the Off-Price Home Business segment comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM), increased 1.1% to $40,720. On a comparable store basis, sales for the Company decreased 0.2% with the Specialty Housewares segment decreasing 1.3% and sales for Off-Price Home Business segment increasing 3.8%. Year-to-date, the Company has opened 7 stores and closed 14, reducing the stores in operation from 578 at January 30, 1999 to 571 as of July 31, 1999, compared to 612 stores in operation at August 1, 1998.

Gross Profit for the twenty-six week period ended July 31, 1999 decreased $1,364 to $41,854. At 24.0% of sales, the gross margin rate decreased 0.3 percentage points from the rate for the comparable period of Fiscal 1998. The reduced gross profit rate was due to increased price reductions which were only partially offset by lower occupancy costs due to fewer stores in operation.

Selling, General and Administrative Expenses increased $2,364 to $58,592 and at 33.6% of sales, were 1.9 percentage points higher as a rate compared to the comparable period of Fiscal 1998. As mentioned for the second quarter, the expense trends are similar with store payroll, advertising and credit card fees increasing over last year. Service Office expenses increased due to additional payroll primarily in merchandising and information technology to support the Company's new business initiatives. Consulting fees for special studies and outside warehousing costs for Cost Less Home Stores(SM) were other expense categories showing increases for the year-to-date period.

Other (Income)/Expense for the twenty-six weeks ended July 31, 1999, decreased $824 to an expense of $486, 0.3% of sales, compared to income of $338, 0.2% of sales, for the comparable period of the prior fiscal year. The decrease was due to the reduction in the interest income, which resulted from reduced invested balances. Additionally, interest income for the first quarter of Fiscal 1998, included approximately $450 of interest income related to federal income tax refunds for prior fiscal years.

The year-to-date net loss for Fiscal 1999 was $10,162 or ($0.62) per share compared to a loss of $7,476 or ($0.46) per share for the comparable period of Fiscal 1998.

YEAR 2000 COMPLIANCE

The Company repeats its disclosure made in its Annual Report to Shareholders on Form 10-K revised for information which has changed from the Form 10-K filing date of April 28,1999.

The Year 2000 ("Y2K") issue is primarily the result of computer programs using two digits instead of four digits to indicate the year. From the Company's perspective, the major risks associated with the Y2K involve areas in which the Company is dependent on others to take appropriate and timely actions before January 1, 2000. Specifically, as a retailer, the Company is dependent upon an uninterrupted supply of merchandise to its stores, upon landlords to provide normal operating conditions at the properties leased by the Company in which to transact business and upon service providers who supply such items as phone service and utilities which allow the Company to operate its stores located in 42 states and the District of Columbia from its headquarters in New Jersey. These key factors must be resolved by outside parties. Without a successful resolution of these factors, the Company will not be able to operate in its normal manner and severe adverse economic consequences will result. With respect to the products sold by the Company, for the most part, they do not contain embedded electronic devices which would make them subject to Y2K issues.

To monitor these outside parties in their Y2K process and to ensure that all factors over which it had control from a Y2K perspective were resolved before the start of the Y2K, the Company initiated its Y2K compliance project during Fiscal Year 1997 with a review of all existing information technology ("IT") software systems.

In Fiscal Year 1996, prior to the recognition of Y2K as a significant business risk and in the normal course of business, the Company identified key core systems, which needed to be replaced. A new financial suite including modules for general ledger, accounts payable and fixed assets was installed at the beginning of Fiscal 1998. A new merchandise inventory analysis and control system has been acquired. The core software package was installed during Fiscal Year 1998. The new merchandise analysis systems have become operational in stages during the first half of Fiscal Year 1999. Finally, the Company has also contracted to install a new warehouse management system, which has been installed and should be fully operational by October 1999. All three major systems acquisitions have been certified Y2K compliant by the vendor. All new software to be acquired by the Company will be required to be certified as Y2K compliant by the vendor. The Company is in the process of remediating certain merchandise and financial software systems, which remediation the Company expects to be completed by December 1, 1999. These systems were to have been replaced in Fiscal 1999 by Y2K compliant systems, which the Company expects will be installed early in Fiscal 2000.

The Company established a Y2K Compliance Task Force in the third quarter of Fiscal 1998 whose charter is to review all of the Company's efforts to ensure that the Company will be Y2K compliant prior to December 31, 1999. Comprised of representatives from Information Technology, Operations, Finance, Loss Prevention, Merchandising and Human Resources, the task force has reviewed all known potential Y2K issues and has established a Master Schedule of items ready to be resolved to ensure that the Y2K will have no adverse impact on the Company. The Y2K Task Force's initial focus was to review steps taken to date primarily in the IT area.

The Y2K Task Force also commenced its review of non-IT related issues involving equipment with embedded technology which may not be Y2K compliant. This phase of the project has been completed, and it has identified limited amounts of equipment with embedded technology subject to Y2K exposure. Early in Fiscal 1999, the Company mailed a Y2K readiness questionnaire to all of its vendors. A second mailing was also made to key vendors who did not respond to the initial mailing.

With the receipt of questionnaire responses, which was completed at the end of May 1999, the third phase of the Y2K compliance project has focused on evaluating the results of the questionnaire, reviewing the results of the non-IT equipment survey and verifying IT software surveys previously conducted. Based on the completion of the above process, the Y2K Task Force will issue its final Y2K Master Schedule and remediation plan, which will be completed by the third quarter of Calendar Year 1999 except for the additional remediation plan which will be completed by December 1, 1999. Third party consultants have been engaged to evaluate and assist in the completion of the plan.

The final two phases of the Y2K remediation plan involves the establishment of contingency plans which are currently being developed and the development of "worst case" scenarios. The development of "worst case" scenarios will be based on the assessment of the Company's readiness and the readiness of its key vendors, major suppliers, landlords and key service suppliers. Given the fact that the Company operates a large number of stores which are geographically dispersed and has a large supplier base, the Company's initial evaluations to date indicate that these two conditions will tend to mitigate potential adverse impacts of the Y2K issues. This evaluation, however, is based on certain expectations and assumptions, which may ultimately prove to be inaccurate. As part of their oversight responsibilities, the Audit Committee of the Board of Directors has requested, has been and will continue to be provided with periodic status reports, on at least a monthly basis, on the progress the Company has made with respect to Y2K readiness and compliance.

The cost of the software purchased for the major systems as described above approximates $5,950. Future costs of new software for major systems are estimated to be $700 for the completion of the merchandise inventory analysis and control system and $500 for a warehouse management system. Costs of compliance such as hardware upgrades, equipment replacement and miscellaneous software, which are "capitalized" as other assets, are estimated to be $300. Costs of re-training or modifications to existing programs will be expensed as incurred and are estimated to be $650. It is anticipated that funds for Y2K compliance costs will be generated by internal sources.

LIQUIDITY AND CAPITAL RESOURCES.

Cash flow during the twenty-six weeks ended July 31, 1999 as reflected on the Statements of Cash Flows, was a net decrease of cash and cash equivalents of $24,762. Operating activities, comprised of the operating Net Loss of $10,162 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, utilized $35,370 of cash during Fiscal 1999 to date. Significant components of operating activities for the twenty-six weeks ended July 31, 1999, included depreciation and amortization which is non-cash expense of $7,904, merchandise inventories which increased using $24,278 of cash and accounts payable, accrued expenses and taxes other than income taxes which increased and provided cash of $3,995. Investing activities, capital expenditures and reductions in marketable (available-for-sale) securities provided $11,836 of cash with the reduction in marketable securities providing $15,782 and capital expenditures utilizing $3,946.

Capital expenditures were primarily for construction and fixtures for new stores, renovations and remodels of existing stores. Financing activities utilized $1,228 of cash as the Company paid the dividend on the convertible preferred stock and purchased 101,500 shares of its Common Stock at an aggregate cost of $218.

During the first quarter of Fiscal 1998, the Company entered into a new $40,000,000 Credit Agreement with a syndicate of banks led by Chase Manhattan Bank to replace the existing credit facility which was to expire in May 1998. The credit facility includes a restrictive covenant which prohibits the payment of dividends on the Company's common stock. The facility, which was amended for the first time on March 23, 1999, consists of a $20,000,000 revolving credit facility for direct borrowings and a $20,000,000 letter of credit facility. The term of the facility is three years, with the letter of credit component renewable annually during that period. On September 14, 1999, the facility was further amended (as amended, the "Credit Agreement"). The second amendment provided for the modification of covenants and securing of the facility with collateral consisting of cash or securities in an amount equal to the greater of $15 million or amounts outstanding.

STOCK REPURCHASE PLAN

On May 3, 1999, the Company announced the approval by the Board of Directors of a program to repurchase from time to time of up to 1,000,000 shares of the Company's Common Stock. Share purchases commenced on May 17, 1999 and as of September 8, 1999 totaled approximately 104,000 shares at a cost of $223. Under the Company's Credit Agreement, the Company may repurchase up to 1,000,000 shares provided the aggregate cost does not exceed $2,500. The Company's intention is to hold these shares as treasury stock.

PART II.       Other Information

Item 4-Submission of Matters to a Vote of Security Holders

     (a) Regular annual meeting of the Company's stockholders, held June 22, 1999 in New York, NY.

     (b)     Directors elected at the meeting for a three-year term:

                  Charles A. Davis
                  Bernard D. Fischman
                  Anthony E. Malkin
                  Norman Matthews

             Continuing Directors:

                  Martin S. Begun              Donald Jonas
                  Roberta S. Maneker           Stephen T. Westerfield
                  Robert Knox                  John Wolff

     (c)(1)  a.   To elect four Director Nominees; and

             b. To consider and act upon a proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending January 29, 2000; and

        (2)       Director Nominees

                     Class of Stock          For           Withhold        Total Voted
                     --------------      ----------       -----------     ------------
                     Common              14,543,746        1,182,599         15,726,345
                     Series A Preferred   2,399,984                -          2,399,984
                                         ----------       -----------     -------------
                             Total       16,943,730        1,182,599         18,126,329



        Proposal to ratify Deloitte & Touche LLP as Independent Auditors


                     Class of Stock          For          Against     Abstain       Total Voted
                     --------------      -----------    ----------   ----------    -------------
                     Common               15,698,285        20,568       7,492       15,726,345
                     Series A Preferred    2,399,984             -          -         2,399,984
                                         -----------    ----------   ----------    -------------
                             Total        18,098,269        20,568       7,492       18,126,329


(3)     Election of Directors

            Name                          Votes For          Votes Withheld
            ----                          ---------          --------------
            Charles A. Davis             16,943,740             1,182,589
            Bernard D. Fischman          16,943,730             1,182,599
            Anthony E. Malkin            16,943,740             1,182,589
            Norman Matthews              16,943,740             1,182,589

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

   10.1   Amendment  No. 2   dated  as  of  September  14, 1999   to  the Credit
          Agreement dated   as of  March 26, 1998 among  the Company,  The Chase
          Manhattan Bank, as Agent, and certain listed Banks.*

   27     Financial Data Schedule*

b.   Reports on Form 8-K.
1. A Current Report on Form 8-K reporting one matter under Item 3, Other Events, was filed on May 4, 1999.

*Filed herewith.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LECHTERS, INC.

                                            By:    /s/ James J. Sheppard
                                                   James J. Sheppard
                                                   Senior Vice President and
                                                   Chief Financial Officer
Date:   September 14, 1999