Form 10-Q
period 1999-10-30
LECHTERS INC
filed 1999-12-14
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended October 30, 1999

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


     The number of shares of the Registrant's common stock, without par value, outstanding at December 8, 1999: 16,492,286:

                        LECHTERS, INC. AND SUBSIDIARIES
                                    FORM 10Q
                       FOR QUARTER ENDED OCTOBER 30, 1999
                                      INDEX

                                                                        PAGE NO.
PART I.    Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheets
                      October 30, 1999 and January 30, 1999                    1

                      Consolidated Statements of Operations
                      for the Thirteen and Thirty-Nine Weeks Ended
                      October 30, 1999 and October 31, 1998                    2

                      Consolidated Statements of Cash Flows
                      for the Thirty-Nine Weeks Ended
                      October 30, 1999 and October 31, 1998                    3

                      Consolidated Statement of Shareholders'
                      Equity for the Thirty-Nine Weeks Ended
                      October 30, 1999                                         4

                      Notes to Consolidated Financial Statements             5-8

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         8-13

PART II.   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                     13-14

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

   Part I.   Financial Information

                         LECHTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                                            October 30,         January 30,
                                                               1999                 1999
                                                            -----------         -----------
                        A S S E T S                         (unaudited)
Current Assets:
     Cash and Cash Equivalents                                 $8,285            $ 35,503
     Marketable Securities                                     34,207              62,750
     Accounts Receivable                                       19,818               4,185
     Merchandise Inventories                                  131,112              89,224
     Prepaid Expenses                                           7,320               1,734
                                                             ---------           ---------

     Total Current Assets                                     200,742             193,396
Property and Equipment:
     Fixtures and Equipment                                    56,928              57,678
     Leasehold Improvements                                    94,199              96,452
                                                             ---------           ---------
                                                              151,127             154,130
     Less Accumulated Depreciation & Amortization              91,280              88,401
                                                             ---------           ---------
         Net Property and Equipment                            59,847              65,729
Other Assets                                                   10,848               8,519
                                                             ---------           ---------
Total Assets                                                 $271,437            $267,644
                                                             =========           =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                                         $29,966            $  8,982
     Dividends Payable - Preferred Stock                           --               1,010
     Salaries, Wages and Other Accrued Expenses                14,842              17,156
     Taxes, Other Than Income Taxes                             2,516               1,774
                                                             ---------           ---------
     Total Current Liabilities                                 47,324              28,922

Long-Term Debt
     5% Convertible Subordinated Debentures due September
     27, 2001 (Net of Unamortized
     Discount of $2,780 and $3,768 respectively)               62,220              61,232
                                                             ---------           ---------
     Total Long-Term Debt                                      62,220              61,232

Deferred Income Taxes and Other Deferred Credits               19,208              18,356
Shareholders' Equity:
     Convertible Preferred Stock, $100 Par Value
        Authorized 1,000,000 Shares,
        Issued and Outstanding - Series A - 149,999
        Shares; Series B - 50,001 Shares                       20,000              20,000
     Common Stock, No Par Value,
        Authorized 50,000,000 Shares,
        Issued and Outstanding
        17,176,286 and 17,176,286, respectively                    58                  58
     Accumulated Other Comprehensive (Loss) Income                (83)                109
     Additional Paid-in Capital                                62,380              62,380
     Retained Earnings                                         61,061              76,587
                                                             ---------           ---------
                                                              143,416             159,134
     Less: Treasury Stock
        Common Stock - 364,000 Shares at Cost                    (731)                 --
                                                             ---------           ---------
     Total Shareholders' Equity                               142,685             159,134
                                                             ---------           ---------
Total Liabilities and Shareholders' Equity                   $271,437            $267,644
                                                             =========           =========

              See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)

                                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                        October 30,  October 31,    October 30,   October 31,
                                          1999          1998          1999           1998
                                        ------------------------    -------------------------
                                             (unaudited)                 (unaudited)

Net Sales                                  $94,837       $95,682       $269,157     $273,298
Cost of Goods Sold (including
   occupancy and indirect costs)            71,511        72,894        203,977      207,292
                                        -----------   -----------    -----------  -----------
      Gross Profit                          23,326        22,788         65,180       66,006

Selling, General and
   Administrative Expenses                  31,943        28,948         90,535       85,176
                                        -----------   -----------    -----------  -----------
Operating Loss                              (8,617)       (6,160)       (25,355)     (19,170)
Other Expenses (Income):
    Interest Expense                         1,145         1,121          3,417        3,343
    Interest Income                           (581)         (770)        (2,033)      (3,109)
    Net Investment
       Gain/Income                             (91)         (118)          (425)        (339)
                                        -----------   -----------    -----------  -----------

Total Other Expenses (Income)                  473           233            959         (105)
                                        -----------   -----------    -----------  -----------

Loss Before Income Taxes                    (9,090)       (6,393)       (26,314)     (19,065)

Income Tax Benefit                          (3,726)       (2,621)       (10,788)      (7,817)
                                        -----------   -----------    -----------  -----------

Net Loss                                    (5,364)       (3,772)       (15,526)     (11,248)

Preferred Stock Dividend Requirement           253           253            758          758
                                        -----------   -----------    -----------  -----------

Net Loss Applicable to Common
  Shareholders                             ($5,617)      ($4,025)      ($16,284)    ($12,006)
                                        ===========   ===========    ===========  ===========

Net Loss Per Common Share - Basic           ($0.33)       ($0.23)        ($0.95)      ($0.70)
                                        ===========   ===========    ===========  ===========

Net Loss Per Common Share - Diluted         ($0.33)       ($0.23)        ($0.95)      ($0.70)
                                        ===========   ===========    ===========  ===========

Weighted Average Common Shares
   Outstanding - Basic                  17,048,000    17,176,000     17,107,000   17,176,000
                                        ===========   ===========    ===========  ===========

Weighted Average Common Shares
   Outstanding - Diluted                17,048,000    17,176,000     17,107,000   17,176,000
                                        ===========   ===========    ===========  ===========

               See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                      Thirty-Nine Weeks Ended
                                                   October 30,       October 31,
                                                      1999              1998
                                                   -----------------------------
                                                            (unaudited)
Cash Flows From Operating Activities:
    Net Loss                                        ($15,526)          ($11,248)

Adjustments to Reconcile Net Loss to Net
   Cash Used In Operating Activities:
    Depreciation and Amortization                     12,375             12,455
    Loss on Disposal of Property and Equipment         1,498                648
    Deferred Rent                                        609                694
    Other                                                504                 (7)

Changes in Assets and Liabilities:
    Increase in Accounts Receivable                  (15,633)            (7,192)
    Increase in Merchandise Inventories              (41,888)           (30,875)
    Increase in Prepaid Expenses                      (5,586)            (5,523)
    Increase in Accounts Payable,
      Accrued Expenses and Taxes Other
      Than Income Taxes                               19,412             16,550
    Decrease in Income Taxes Payable                     - -             (1,865)
    Increase in Other Assets                          (3,699)            (3,305)
                                                    ---------          ---------

    Net Cash Used In Operating Activities            (47,934)           (29,668)

Cash Flows From Investing Activities:
    Capital Expenditures                              (5,761)            (6,526)
    Decrease in Available for Sale Securities         28,218             22,411
                                                    ---------          ---------

    Net Cash Provided by Investing Activities         22,457             15,885

Cash Flows From Financing Activities:
    Payment of Preferred Stock Dividend               (1,010)            (1,010)
    Exercise of Stock Options                             --                 10
    Purchase of Treasury Stock                          (731)                --
                                                    ---------          ---------

    Net Cash Used In Financing Activities             (1,741)            (1,000)
                                                    ---------          ---------

Net Decrease in Cash and Cash Equivalents            (27,218)           (14,783)

Cash and Cash Equivalents, Beginning of Period        35,503             16,395
                                                    ---------          ---------

Cash and Cash Equivalents, End of Period              $8,285            $ 1,612
                                                    =========          =========

Supplemental Disclosure of Cash Flows
Information:

Cash Paid During the Period for:
    Interest                                         $ 3,252            $ 2,769
                                                    =========          =========

    Income Taxes                                        $ 99            $ 2,289
                                                    =========          =========

         See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                              Accumulated
                                                                                 Other
                             Common    Preferred    Additional               Comprehensive
                             Stock      Stock        Paid-In     Retained        Income      Treasury                 Comprehensive
                             Issued     Issued       Capital     Earnings        (Loss)        Stock       Total          Loss
                            --------   ---------    ----------   ---------    -----------    --------   ----------    -------------
Balance,
   January 30, 1999             $58     $20,000       $62,380     $76,587           $109       $  --     $159,134             $ --

Net Loss-Thirty-Nine
  Weeks Ended
  October 30, 1999               --          --            --     (15,526)            --          --      (15,526)         (15,526)

Other Comprehensive Loss,
  Net of tax:
  Unrealized Loss on
  Available-For-Sale
  Securities                     --          --            --          --           (192)         --         (192)            (192)

Purchase of Treasury Stock       --          --            --          --             --        (731)        (731)              --
                            --------   ---------    ----------   ---------    -----------    --------   ----------    -------------
Balance,
October 30, 1999 (unaudited)    $58     $20,000       $62,380     $61,061           ($83)      ($731)    $142,685        ($15,718)
                            ========   =========    ==========   =========    ===========    ========   ==========    ============


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

        The Company's results of operations for the thirteen and thirty-nine weeks ended October 30, 1999 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 1999.

2.      NET LOSS PER SHARE

        "Basic" net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998. With respect to "diluted" net loss per share, stock options which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998.

3.      SEGMENT INFORMATION

        The   Company   defines its  principal  business  segments  as  follows:
        the Specialty Housewares segment which operates as Lechters Housewares(R) and Lechters Kitchen Place (R), and the Off-Price Home Business segment which operates as Famous Brands Housewares Outlet(R) and Cost Less Home StoreSM. The contribution of these segments, as well as "corporate and other" for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 are summarized below. The caption "corporate and other" includes general corporate expenses, principally expenses of service office and distribution centers as well as interest income and expense.

                                                 Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                              October 30,     October 31,    October 30,     October 31,
                                                  1999           1998            1999            1998
                                              -----------     -----------    -----------     -----------
SALES
Specialty Housewares                             $71,060         $72,452       $204,660        $209,780
Off-Price Home Business                           23,777          23,230         64,497          63,518
                                              -----------     -----------    -----------     -----------

Total Sales                                      $94,837         $95,682       $269,157        $273,298
                                              ===========     ===========    ===========     ===========

(LOSS) INCOME BEFORE TAX PROVISION
Specialty Housewares                             ($1,570)          ($273)       ($4,355)          ($288)
Off-Price Home Business                            1,138             544          1,917             777
Corporate and Other                               (8,185)         (6,431)       (22,917)        (19,659)
                                              -----------     -----------    -----------     -----------
Operating (Loss)/Income                           (8,617)         (6,160)       (25,355)        (19,170)
Other Expenses (Income)                              473              233           959            (105)
                                              -----------     -----------    -----------     -----------
Total (Loss) Income Before Income Tax
Provision                                        ($9,090)        ($6,393)      ($26,314)       ($19,065)
                                              ===========     ===========    ===========     ===========

DEPRECIATION AND AMORTIZATION
    EXPENSE
Specialty Housewares                              $2,476          $2,515         $6,929          $7,342
Off-Price Home Business                              376             397          1,117           1,198
Corporate and Other                                1,619           1,285          4,329           3,915
                                              -----------     -----------    -----------     -----------

Total Depreciation and Amortization Expense       $4,471          $4,197        $12,375         $12,455
                                              ===========     ===========    ===========     ===========

CAPITAL EXPENDITURES
Specialty Housewares                              $1,453          $2,925         $3,963          $4,871
Off-Price Home Business                              192             421            659             723
Corporate and Other                                  170             288          1,139             932
                                              -----------     -----------    -----------     -----------

Total Capital Expenditures                        $1,815          $3,634         $5,761          $6,526
                                              ===========     ===========    ===========     ===========

                                              October 30,     October 31,
                                                  1999            1998
                                              -----------     -----------
TOTAL ASSETS
Specialty Housewares                            $108,607        $117,793
Off-Price Home Business                           25,860          27,152
Corporate and Other                              136,970         136,806
                                              -----------     -----------

Total Assets                                    $271,437        $281,751
                                              ===========     ==========


4.      COMPREHENSIVE LOSS
        The following is a summary of the Company's comprehensive loss:

                                                                      Thirty-Nine Weeks Ended
                                                                   October 30,     October 31,
                                                                     1999            1998
                                                                   ---------------------------
        Net  Loss                                                    ($15,526)       ($11,248)

        Components of Comprehensive (Loss) Income:

        Unrealized Loss/(Gain) on Available-For-Sale Securities,
          Net of Applicable Income Tax Benefit                           (192)            148
                                                                   -----------     -----------
        Comprehensive Loss                                           ($15,718)       ($11,100)
                                                                   ===========     ===========

5.      STOCK REPURCHASE PLAN

        On May 3, 1999,  the Company  announced  the   approval by  the Board of
        Directors of a program to repurchase from time to time of up to 1,000,000 shares of the Company's Common Stock. Share purchases commenced on May 17, 1999 and as of December 8, 1999, totaled approximately 684,000 shares at a cost of $1,346. (See
        Note 6 for restrictions on repurchases under the Company's new credit facility.)

6.      SENIOR SECURED REVOLVING CREDIT FACILITY

        On November  30, 1999,  the  Company  entered  into  a new $120  million senior secured revolving credit facility with BankBoston Retail Finance Inc. and other financial institutions, replacing the Company's current credit agreement which was to expire on March 26, 2001. The new credit facility includes a $30 million sublimit for the issuance of letters of credit (both standby and documentary). The proceeds of the credit facility may be used for: (i) the retirement of the Company's preexisting revolving credit facility; (ii) on-going working capital requirements; (iii) the replacement, refinancing or retirement of certain of the Company's securities, as described below; and/or
        (iv) other general corporate purposes. The credit facility is scheduled to mature on December 1, 2003.

        The credit facility permits the Company to repurchase its 5% convertible subordinated debentures and/or up to $10 million of its capital stock, provided that the Company can show excess availability under the credit facility of not less than $25 million, after giving effect to the repurchases.

        The  Company's  maximum  borrowing  under  the credit  facility  may not exceed the lesser of (a) $120 million and (b) the total of (i) 72% (78% for fiscal months of September through December of each year) of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 80% of the Companys eligible credit card accounts receivable; plus (iii) 95% of the Company's cash and acceptable investments held in a BankBoston custody account; minus (iv) applicable reserves.

        The credit facility contains certain covenants, including limitations on capital expenditures, indebtedness and transactions with afflilates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries.

        Advances under the credit facility will bear interest per annum at the BankBoston base rate plus the applicable margin (0% to 0.50%) or the Eurodollar rate plus the applicable margin (1.75% to 2.25%), at the Company's option. The applicable margins are determined based upon the Company's excess availability under the credit facility. As of December 8, 1999 the base rate applicable margin was 0% and the Eurodollar rate applicable margin was 1.75%.

        The Company will pay an unused line fee of 0.30% per annum on the unused portion of the credit facility, a standby letter of credit fee equal to the applicable Eurodollar margin less 25 basis points per annum of the total face amount of each outstanding letter of credit, a documentary letter of credit fee equal to 1.25% per annum of the total face amount of each outstanding letter of credit and certain other fees.

        As of December 8, 1999, there were no outstanding borrowings under the new facility and outstanding letters of credit were $8,948.

        The   credit  facility will  be  secured  by  a   security  interest  in
        substantially  all of the Company's assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

THIRTEEN WEEKS ENDED OCTOBER 30, 1999 IN COMPARISON WITH THIRTEEN WEEKS ENDED OCTOBER 31, 1998.

Sales for the thirteen weeks ended October 30, 1999 ("Third Quarter 1999"), decreased $845 to $94,837, a decrease of 0.9% compared to the comparable period of Fiscal 1998 ("Third Quarter 1998"). The decrease was attributable to a reduction of stores in operation which averaged 57 fewer locations from Fiscal
1998. With respect to sales by segment, sales for the Specialty Housewares segment, which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), decreased 1.9% to $71,060, and sales for the Off-Price Home Business segment comprised of Famous Brands Housewares Outlet(R) and Cost Less Home StoreSM, increased 2.4% to $23,777. The Company's total chain comparable store sales increased 1.6% compared to the same period last year. By segment, comparable store sales for Specialty Housewares increased 0.5%, while the Off-Price Home Business segment increased 5.3%. During Third Quarter 1999, the Company opened seven stores and closed fifty-two, decreasing the stores in operation at October 30, 1999 to 526 from the 571 in operation at the beginning of the third quarter, compared to 614 stores in operation at October 31, 1998.

Gross Profit for Third Quarter 1999 was $23,326, 24.6% of sales and was $538 and 0.8%, as a percent of sales, higher than gross profit for Third Quarter 1998. The increase was primarily attributable to improved margins on merchandise sold reflecting fewer price reductions and to lower occupancy expenses due to fewer stores in operation during the period.

Selling, General and Administrative Expenses increased $2,995, to $31,943, which constituted 33.7% of sales, an increase in the expense rate of 3.4% from Third Quarter 1998. Additional operating expenses were for consultants engaged in logistics and information technology projects including Year 2000 initiatives and for additional warehousing costs supporting Cost Less Home StoreSM. Expense for the Third Quarter 1999 was also unfavorably impacted by an asset write off of approximately $1,200 related to the closing of 52 stores.

Other (Income)/Expense for the quarter was expense of $473, 0.5% of net sales and was $240, and 0.3%, as a percent of sales, above Third Quarter 1998. Interest expense was $24 higher than last year's amount while interest and investment income and gains were $216 lower for the third quarter compared to last year. The decreased interest and investment income was the result of lower balances of Marketable Securities. As of October 30, 1999, Marketable Securities classified as available-for-sale were $34,207, which was $18,379 lower than at October 31, 1998.

The   Net  Loss  for the  Third  Quarter  1999,  was  $5,364,  ($0.33) per share compared to a Net Loss of $3,772, ($0.23) per share for Third Quarter 1998.

THIRTY-NINE   WEEKS   ENDED  OCTOBER 30,  1999  IN COMPARISON  WITH  THIRTY-NINE
WEEKS ENDED OCTOBER 31, 1998.

Sales for the thirty-nine weeks ended October 30, 1999, decreased $4,141 to $269,157, a decrease of 1.5% from the comparable thirty-nine week period of Fiscal 1998. The sales decrease was due to the reduced number of stores in operation during Fiscal 1999, which averaged 47 fewer store locations than Fiscal 1998. The Specialty Housewares segment which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), decreased 2.4% to $204,660 while sales for the Off-Price Home Business segment comprised of Famous Brands Housewares Outlet(R) and Cost Less Home StoreSM, increased 1.5% to $64,497. On a comparable store basis, sales for the Company increased 0.4% with the Specialty Housewares segment decreasing 0.7% and sales for Off-Price Home Business segment increasing 4.3%. Year-to-date, the Company has opened 14 stores and closed 66, decreasing the stores in operation from 578 at January 30, 1999 to 526 as of October 30, 1999, compared to 614 stores in operation at October 31, 1998.

Gross  Profit  for  the  thirty-nine  week   period   ended  October   30,  1999
decreased $826 to $65,180. At 24.2% of sales, the gross margin rate was flat with the period of Fiscal 1998.

Selling, General and Administrative Expenses increased $5,359 to $90,535 and at 33.6% of sales, were 2.4 percentage points higher as a percent of sales compared to the comparable period of Fiscal 1998. The increase in expense was the result of increased Service Office expenses due to additional payroll primarily in merchandising and information technology to support the Company's new business initiatives, consulting fees for special studies and outside warehousing costs for Cost Less Home StoresSM. Expense was also adversely impacted by the asset write-offs of approximately $1,500 associated with the closing of sixty-six stores to date during the current year.

Other (Income)/Expense for the thirty-nine weeks ended October 30, 1999, increased $1,064 to an expense of $959, 0.4% of sales, compared to income of $105, for the comparable period of the prior fiscal year. The increase was due to the reduction in the interest income, which resulted from reduced invested balances. Additionally, interest income for the first quarter of Fiscal 1998, included approximately $450 of interest income related to federal income tax refunds for prior fiscal years.

The year-to-date net loss for Fiscal 1999 was $15,526 or ($0.95) per share compared to a loss of $11,248 or ($0.70) per share for the comparable period of Fiscal 1998.

YEAR 2000 COMPLIANCE

Over the past 2 years, the Company has engaged in a major initiative to ensure that the Company's systems would be Year 2000 ("Y2K") compliant and thus minimize the impact of Y2K on the Company's operations. The following is the status of that initiative in the Company's last filing before Y2K starts.

The Y2K issue is primarily the result of computer programs using two digits instead of four digits to indicate the year. The Company's initial assessment was that the major exposure from Y2K was the lack of compliance by others to ensure an uninterrupted supply of merchandise and that its landlords provide normal operating conditions in the locations where it operates its retail stores. As a retailer which operates stores in 41 states and the District of Columbia, the Company is also dependent on third party providers of electrical and communications services to allow it to operate efficiently and effectively from its headquarters in New Jersey. Therefore, the risk of Y2K from an external viewpoint is the ability of third parties to provide the merchandise and support functions that allow the Company to transact its business.

With respect to internal Information Technology ("IT") issues and to address operational issues related with the start of calendar Y2K, the Company established a Y2K Task Force which has been reviewing the Company's readiness for Y2K as well as developing strategies to mitigate any exposures the Company may have.

Prior to Y2K Task Force's establishment and not related to the Y2K issue, the Company had reviewed all of its IT systems to determine where new systems could be utilized to take advantage of the new IT technology which was rapidly being developed. From that study, the Company decided to upgrade its core financial and merchandise information systems. The core financial system including general ledger, accounts payable, and fixed assets was installed at the beginning of Fiscal Year 1998. That system was certified as Y2K compliant by its vendor. With respect to the merchandise information system, the basic system modules were installed during the first half of Fiscal Year 1999 and it has also been certified as Y2K compliant by its vendor. Finally, to take advantage of new improved technology, a new warehouse management system was purchased and was installed during the third quarter of the Fiscal Year 1999. Previously expected to be operational by October 1999, certain operational issues have postponed the full utilization of the new merchandise information system and warehouse system until after the start of Fiscal 2000. As a result, the remediation process has been expanded to include the legacy warehouse system. The estimated completion date is December 22, 1999.

With the acquisition of the above systems, the focus of the Y2K Task Force was on monitoring the implementation of the new systems, reviewing steps to be taken to ensure that legacy systems which provide basic information which were not being replaced by new Y2K compliant systems would be remediated and to develop contingency plans to handle situations which may develop due to Y2K issues. The scope of remediation of legacy systems has become more extensive than originally estimated due to delays in installing portions of the new merchandise system and the warehouse management system. This portion of the project includes remediation of the software, testing of the code by IT personnel and user acceptance testing of the remediated software. The original date for completion of this portion of the project had been established as December 1, 1999. Current estimates indicate that the legacy system remediation including the merchandise informaiton system and warehouse systems will be complete by December 22, 1999 except for low priority systems which will be completed by December 31, 1999. In some isolated cases, some of the low priority, non critical systems will complete user testing in the first week of January 2000.

With respect to basic office systems, all personal computers have been remediated as well as all hardware and critical operating systems. Application remediation has been the focus of the legacy systems remediation project mentioned above. All critical equipment has been surveyed and determined to either not contain imbedded date sensitive computer chips or not be date sensitive. Also monitored by the Y2K Task Force was the remediation of store point-of-sale ("POS") systems and systems which interface with the stores such as third party credit authorization. As of the end of the third quarter of Fiscal Year 1999, all store based software had been remediated with only additional testing needed to ensure that these systems will be operational after midnight on December 31, 1999.

As part of its Y2K procedures, the Y2K Task Force developed a vendor survey letter which asked vendors to provide a status report on their readiness for the start of Y2K. In early Fiscal Year 1999, the Company mailed a Y2K questionnaire to all of its vendors requesting information on the status of the vendor's Y2K readiness. From the initial responses and responses to a subsequent mailing in May 1999, the Y2K Task Force asked each operational area of the Company to identify its key vendors. This listing was then compared to the respondents to the Y2K Questionnaire. In cases where a key vendor did not respond, alternative procedures were utilized such as reviews of public filings made by the vendor. In those cases where the Y2K readiness cannot be determined, the Y2K Task Force has requested where possible that an alternative Y2K compliant vendor be identified.

In addition to the vendor survey and remediation of software, the Y2K Task Force has supervised and completed the development of operational contingency plans for the first weekend of Y2K. These plans provide guidance to store personnel should there be Y2K related issues with communications, electrical power and other conditions which may adversely impact the operations of a store or number of stores. Included in its preparation for the Y2K weekend, the Y2K Task Force has established a Y2K Help Room at its corporate offices in New Jersey. This facility will be in operation starting December 31, 1999 and will be staffed by key corporate personnel during the hours stores are open on the Y2K weekend. The purpose of this facility will be to monitor events in the stores as they occur during the Y2K weekend and where necessary take steps to mitigate any problems encountered by the stores and if necessary allocate available resources as needed to resolve problem conditions. The Y2K Help Room staff is currently being developed and the facility is being equipped with additional communication capability to handle any potential contingency.

The Y2K Task Force is also monitoring the development of contingency plans should Y2K issues adversely affecting any of the Company's operations develop. These plans are being developed with a time horizon for Y2K related difficulties extending for 3 days, one week and 3 weeks. The plans require that for each time frame, the departments involved determine the resources, namely personnel, equipment and space needed. The estimated completion date for these plans is December 15, 1999.

With respect to the risks associated with the Company's Y2K initiatives, the risks include but are not limited to:

   -  A vendor who has indicated Y2K compliance proves to be non Y2K compliant.
   - There are significant disruptions in communications, utilities and in operating and climate systems at the stores the Company operates.
   - There is a power or communications failure impacting the Company's corporate office lasting more than several days.
   - There is disruption of the flow of imported goods due to lack of Y2K compliance in locations outside the United States.

While the fact that the Company operates a large number of stores which are geographically dispersed and the fact that no one vendor supplies more than 1% of the Company's product tend to mitigate potential adverse impacts, should there be any Y2K related problem impacting a significant part of the United States beyond a short duration of time, there will be an adverse impact on the Company's operations and financial performance.

With  respect  to  the costs  associated  with Y2K, total software  purchased to date for the three major systems totals approximately $6,450. Estimated additional costs which will be incurred for the purchase of software which are charged to Other Assets and amortized over their useful life is estimated to be $500 for the remainder of the merchandise package and $300 for the warehouse system. Miscellaneous equipment, computer hardware and other costs which are capitalized are estimated to be $300. Costs of software remediation and staff re-training on systems being remediated, which are expensed as incurred, total approximately $300 to date. Estimated costs to complete the remediation projects and re-training are estimated to be approximately $1,000.

LIQUIDITY AND CAPITAL RESOURCES.

Cash flow during the thirty-nine weeks ended October 30, 1999 as reflected on the Statements of Cash Flows, was a net decrease of cash and cash equivalents of $27,218. Operating activities, comprised of the operating Net Loss of $15,526 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, utilized $47,934 of cash during Fiscal 1999 to date. Significant components of operating activities for the thirty-nine weeks ended October 30, 1999, included depreciation and amortization which is non-cash expense of $12,375, merchandise inventories which increased using $41,888 of cash and accounts payable, accrued expenses and taxes other than income taxes which increased by $19,412. Investing activities, capital expenditures and reductions in marketable (available-for-sale) securities provided $22,457 of cash with the reduction in marketable securities providing $28,218 and capital expenditures utilizing $5,761.

Capital expenditures were primarily for construction and fixtures for new stores, renovations and remodels of existing stores. Financing activities utilized $1,741 of cash as the Company paid the dividend on the convertible preferred stock and purchased 364,000 shares of its Common Stock at an aggregate cost of $731.

On November 30, 1999, the Company entered into a new $120 million senior secured revolving credit facility with BankBoston Retail Finance Inc. and other financial institutions, replacing the Company's current credit agreement which was to expire on March 26, 2001. The new credit facility includes a $30 million sublimit for the issuance of letters of credit (both standby and documentary). The proceeds of the credit facility may be used for: (i) the retirement of the Company's preexisting revolving credit facility; (ii) on-going working capital requirements; (iii) the replacement, refinancing or retirement of certain of the Company's securities, as described below; and/or (iv) other general corporate purposes. The credit facility is scheduled to mature on December 1, 2003.

The credit facility permits the Company to repurchase its 5% convertible subordinated debentures and/or up to $10 million of its capital stock, provided that the Company can show excess availability under the credit facility of not less than $25 million, after giving effect to the repurchases.

The Company's maximum borrowing under the credit facility may not exceed the lesser of (a) $120 million and (b) the total of (i) 72% (78% for fiscal months of September through December of each year) of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 80% of the Companys eligible credit card accounts receivable; plus
(iii) 95% of the Company's cash and acceptable investments held in a BankBoston custody account; minus (iv) applicable reserves.

The credit facility contains certain covenants, including limitations on capital expenditures, indebtedness and transactions with afflilates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries.

Advances under the credit facility will bear interest per annum at the BankBoston base rate plus the applicable margin (0% to 0.50%) or the Eurodollar rate plus the applicable margin (1.75% to 2.25%), at the Company's option. The applicable margins are determined based upon the Company's excess availability under the credit facility. As of December 8, 1999 the base rate applicable margin was 0% and the Eurodollar rate applicable margin was 1.75%.

The Company will pay an unused line fee of 0.30% per annum on the unused portion of the credit facility, a standby letter of credit fee equal to the applicable Eurodollar margin less 25 basis points per annum of the total face amount of each outstanding letter of credit, a documentary letter of credit fee equal to 1.25% per annum of the total face amount of each outstanding letter of credit and certain other fees.

As of December 8, 1999, there were no outstanding borrowings under the new facility and outstanding letters of credit were $8,948.

The credit facility will be secured by a security interest in substantially all of the Company's assets. A copy of the Credit Agreement is filed as an exhibit to the Form 10-Q.

STOCK REPURCHASE PLAN

On May 3, 1999, the Company announced the approval by the Board of Directors of a program to repurchase from time to time of up to 1,000,000 shares of the Company's Common Stock. Share purchases commenced on May 17, 1999 and as of December 8, 1999 totaled approximately 684,000 shares at a cost of $1,346. (See Note 6 to the Financial Statements for restrictions on repurchases under the Company's new credit facility.)

Part II.   Other Information

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

10.1 Loan and Security Agreement dated as of November 30, 1999 among the Company, BankBoston Retail Finance, Inc., as Agent, BancBoston Robertson Stephens, Inc., as syndication agent, and certain listed Banks.*

27      Financial Data Schedule*

b.  Reports on Form 8-K.
1. No reports on Form 8-K were filed for the quarter for which this report is filed.

*Filed herewith.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LECHTERS, INC.

                                            By:    /s/ James J. Sheppard
                                                   ---------------------
                                                   James J. Sheppard
                                                   Senior Vice President and
                                                   Chief Financial Officer


Date:   December 14, 1999