Form 10-K405
period 2000-01-29
LECHTERS INC
filed 2000-04-26
CIK 798186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                     FORM 10-K

   X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 29, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

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

                     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE
                                                       ON WHICH REGISTERED
                            None                              None

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

                                    YES x NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of April 14, 2000 16,061,186 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the closing price on the NASDAQ National Market on that date) was approximately $18,349,898.

         For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,317,251 shares beneficially owned by directors and executive officers of the Registrant. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on June 20, 2000.

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 "Reform Act", the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this Annual Report on Form 10K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

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

PART I

ITEM 1. BUSINESS.

HISTORY

         Lechters, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") was incorporated in New Jersey in July 1975 to operate leased houseware and giftware departments in discount department stores. Subsequently, Donald Jonas, then Chairman, and Albert Lechter, then President of the Company, recognized an opportunity to operate specialty houseware stores in malls. In 1977, the repositioning of the Company from a leased department operator to a specialty store operator was commenced.

         The first Lechters Housewares(R) store was opened in Rockaway, New Jersey. New store development emphasized mall locations but was subsequently expanded to include strip center and city locations. The stores were known for the breadth of their assortment and the convenience of their locations. In 1990, the Company created the Famous Brands Housewares Outlet(R) concept with the intent of offering housewares manufacturers not otherwise having a retail presence in outlet malls, a venue experiencing substantial customer traffic and rapid new center development.

         The Company continued to reposition its basic concepts. While both concepts feature houseware products, Lechters Housewares(R) has been enhancing its franchise as the country's largest specialty retailer of products for the kitchen. Famous Brands Housewares Outlet(R) continued the process of transitioning the greater portion of its assortment to off-price, special buy merchandise in an effort to establish the exceptional value proposition expected in outlet mall locations. The outcome of the repositioning has resulted in the evolution of the Company into two major segments, Specialty Housewares comprised of Lechters Housewares(R) and Lechters Kitchen Place (R) and Off-Price Home Business comprised of Famous Brands Housewares Outlet (R) and Cost Less Home Store(SM), the Company's newest concept, which is a "big box" format of 18,400 - 25,000 gross square feet of space. In addition to an expanded offering of the Company's base housewares assortment, the concept has added items including domestics, home textiles, ready-to-assemble furniture, home decor and gifts. The details of both segments' operating strategies follow in this report.

         The Company's unit expansion peaked in fiscal year 1992 when 81 new stores were opened. As of the end of the current fiscal year, the Company owned and operated 523 stores (401 Lechters Housewares(R) stores, 117 Famous Brands Housewares Outlet(R) stores and five Cost Less Home Store(SM) stores in 41 states and the District of Columbia.

         The Company operated as a private concern during the period from its inception to its initial public offering on July 25, 1989. The Company's common stock is listed on NASDAQ under the symbol LECH.

OPERATING STRATEGIES

A. MERCHANDISING AND MARKETING

         The Company regularly evaluates its business and operations to more effectively position itself in the markets in which it competes.

         The Company continues to focus on the following strategic priorities:

              - Redeployment of assets into retail concepts to perform at above average levels resulting in stakeholder (customers, employees, investors, and vendors) satisfaction with anticipated returns. Two of these retail concepts have been initiated: Lechters Kitchen Place(R) and Cost Less Home Store(SM). The Company continues to evaluate and modify these concepts.

              - Re-energizing the existing Lechters Housewares(R) business with fewer but more profitable stores. This business is expected to continue to provide significant positive cash flow and remain a key part of the Company's core business.

              - Famous Brands Housewares Outlet(R) sales will be derived from a smaller core of profitable stores in viable markets.

              - Geographic concentration that will allow the Company to effectively support the existing and new concepts with both marketing and management focus.

              - Establishment of a viable presence in the newest sales medium, the Internet.

The plans for each of the Company's business segments follow:

BUSINESS SEGMENTS

         The Company currently operates two segments: Specialty Housewares and the Off-Price Home Business.

SPECIALTY HOUSEWARES

         The Specialty Housewares segment is the largest business segment and accounted for 77% of total sales in Fiscal 1999, 78% in Fiscal 1998 and 78% in Fiscal 1997. This segment consists of two separate formats: Lechters Housewares(R) and Lechters Kitchen Place(R).

         LECHTERS HOUSEWARES(R)
                  Lechters Housewares(R) operates in two different size categories; a prototype 3,000 square foot Lechters Housewares(R) store and a prototype 6,000 square foot Super Lechters Housewares(R) store. The 3,000 square foot Lechters Housewares(R) store offers customers an edited assortment of products for the kitchen and home at moderate prices while Super Lechters Housewares(R) stores have a more extensive merchandise assortment. The Company ended the year with 315 Lechters Housewares(R) stores, 82 Super Lechters Housewares(R) stores and four Kitchen Place(R) Stores.

         LECHTERS KITCHEN PLACE(R)
                  The prototype Lechters Kitchen Place(R) store includes many of the existing Lechters Housewares(R) merchandise categories plus additional assortments including a complete kitchen electric department, an expanded cookware department, a gourmet food department and trade-up assortments in all categories. The store features merchandise, organized by department, in an easy-to-shop environment and a new, more attractive store design. The price points are higher than the traditional Lechters store with the store positioned between Lechters and department and better specialty stores. The average unit price is targeted at $10.00 vs. $6.40 for Lechters Housewares(R). The first two Lechters Kitchen Place(R) stores opened in the fall of 1998. Two additional Lechters Kitchen Place(R) stores opened during Fiscal 1999. The prototype Lechters Kitchen Place(R) stores are approximately 5,000 to 6,000 square feet in size.

OFF-PRICE HOME BUSINESS

         The Off-Price Home Business segment accounted for 23% of total sales in Fiscal 1999, 22% in Fiscal 1998 and 22% in Fiscal 1997. This segment consists of two separate formats: Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM)


         FAMOUS BRANDS HOUSEWARES OUTLET(R)
                  Famous Brands is a 3,000 to 7,500 square foot specialty retailer of off-price, special buy housewares and products for the home. These stores are located in outlet centers. Lechters operated 117 Famous Brands Stores at the end of Fiscal 1999.

                  COST LESS HOME STORE(SM)
                  Cost Less Home Store(SM) presents a new concept for Lechters. The typical Cost Less Home Store(SM) has approximately 18,400
                  - 25,000 square feet devoted to the sales of housewares, linens and domestics, kitchen textiles, gifts, home furnishing, furniture, gourmet food and seasonal items. This concept offers exceptional value (discounts up to 70% off of department and specialty store prices) on a constantly changing assortment of off-price, special buy merchandise in an easy to shop environment. Four Cost Less Home Store(SM) stores were opened in Fiscal 1999 bringing the total number of stores in operation to five.

SPECIALTY HOUSEWARES

         Lechters Housewares(R) stores are merchandised and marketed to a large cross section of customers typically found in high traffic, regional shopping malls having at least two major department stores as "anchors" and with at least 200,000 square feet of retail space for specialty stores. City stores and strip center stores are also operated under this trade name. The Company believes it appeals to a broad range of customers. Research indicates that the primary customer is female from a household with an average annual household income of $40,000 to $50,000.

         The Lechters Housewares(R) product line is broadly defined as basic housewares (cookware, bakeware, kitchen gadgets, utensils, small electrics, household storage and organization) and decorative housewares (table top, textiles and frames) which accounted for 64% and 36%, respectively, of Fiscal 1999 sales. Of the over 4,000 items in the line, no individual item accounted for more than 1% of Fiscal 1999 sales.

         All products sold by the Company are either private label or national brand names including but not limited to Rubbermaid, Cuisinart, Ecko, Farberware, Henckels, Krups, OXO, Pyrex, Wearever Anchor Hocking and TFal. The Company's own brands include Cooks Club(R) (cookware, gadgets and utensils), Simple Solutions(R) (storage and organization) and Regent Gallery(R) (frames and accessories). Private label merchandise accounted for approximately 22% of Fiscal 1999 net sales.

         The Lechters Housewares(R) concept has unique strengths in several areas. The Company believes that this concept has a strong customer franchise. Research indicates that the Lechters name is known by over 80% of mall shoppers. Over 23 million customer transactions were conducted last year in the Lechters stores and those customers purchased over 57 million items. Lechters has a loyal core of customers who know, trust and shop the store on a recurring basis.

         Lechters Housewares(R) believes that one of its strengths lies in its assortments of kitchen gadgets and picture frames, which it considers superior to other national retailers. Lechters Housewares(R) also believes that its complete assortment of value priced kitchen products, merchandised in conveniently located compact stores, offers a meaningful alternative to its competitors.

         Lechters Housewares(R) is also a leader in seasonal items and the development of new and fresh merchandise through private label as well as branded products. Lechters Housewares(R) strives to ensure that new items, particularly those geared toward specific seasonal business reflect current color and fashion trends.

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

         Items generally range in price from $1.00 to $200.00, with an average selling price of $6.40. All sales are transacted in cash and through third party credit cards, which accounted for approximately 57% and 43%, of Fiscal 1999 net sales, respectively.

         The Company runs an advertising campaign consisting of 14 circulars inserted in Sunday newspapers. These newspapers are located in eight major metropolitan areas across the country. Each insert has a circulation of over 5 million copies and, with respect to the numbers of store locations targeted, impacts approximately 64% of the Lechters Housewares(R) business. The Company's advertising program began in 1996 and based on continued success has been expanded over the last three years.

         Funding of the Company's advertising expense is supported in part by cooperative advertising allowances from suppliers. Net advertising expense was 1.9% of Lechters Housewares(R) sales in Fiscal 1999 as compared to 1.7% in Fiscal 1998.

         The Lechters Housewares(R) business is highly seasonal. As a convenience concept, the segment benefits from the high concentration of traffic about its stores during certain times of the year. Sales are highest during the year-end holiday season. Specialty Housewares also experiences a strong back-to-school business, which commences in late July. In Fiscal 1999, November/December and back-to-school sales accounted for approximately 31% and 19%, respectively, of total year sales.

              Lechters Kitchen Place(R) prototype stores are 5,000 to 6,000 square feet. The merchandise assortment includes most of the existing Lechters Housewares(R) merchandise plus supplemental categories such as gourmet foods. This concept has an expanded food preparation business to include a much broader assortment of cookware and kitchen electrics. The price points have been increased with a goal of a $10.00 average ticket vs. $6.40 for the Lechters Housewares(R) stores. This trade-up in prices is expected to be accomplished by adding better merchandise that the customer expects to find in a specialty store environment. Lastly, many items at lower price points have been eliminated.

              Lechters Kitchen Place(R) is positioned between the current Lechters Housewares(R) and better specialty and department stores. The environment is completely redesigned with a new floor plan, fixtures and color scheme. The store is arranged in distinct merchandise departments providing a customer friendly and easy-to-shop environment.

OFF-PRICE HOME BUSINESS

         The goal of Famous Brands Housewares Outlet(R) of the Company's Off-Price Home Business segment is to become the leading retailer of off-price housewares and home related products in the outlet centers in which it operates and the preferred retailer for U.S. housewares manufacturers to liquidate their excess, discontinued and slow selling inventory.

         The Company believes the Famous Brands Housewares Outlet(R) can offer its outlet customers extraordinary savings opportunities as compared to regular priced retailers through its ability to purchase off-price special buy housewares. This commitment to off-price merchandise is a new direction based on a strategic assessment of the market and the position of Famous Brands Housewares Outlet(R) in the outlet malls. The outlet customer is more price driven than the mall customer and requires a fresh assortment to inspire a purchase decision.

         Famous Brands Housewares Outlet(R) began Fiscal 1999 with approximately 50% of sales generated by off-price merchandise. The remainder of the assortment was similar to the Lechters Housewares(R) assortment with limited reductions in pricing. At the end of Fiscal 1999, approximately 60% of sales were generated by off-price merchandise.

         The assortment of off-price merchandise is broader than the assortment offered in Lechters Housewares(R). For example, categories like accent furniture, lighting and decorative silk flower arrangements as well as expanded giftwares are periodically added as opportunistic buys present themselves. The broadened category mix contributes to the "treasure hunt" atmosphere that is so important to the appeal of this business. The strategy is supported by a merchandising team dedicated to the Off-Price Home Business segment.

         Famous Brands Housewares Outlet(R) stores typically have lower occupancy expenses and leasehold improvement requirements than stores located in malls, city locations and strip centers. The lower cost structure supports the lower price points of the outlet environment.

         Given the geographic dispersion of customers who frequent outlet centers, the marketing strategy to drive the Famous Brands Housewares Outlet(R) business will continue to rely primarily on in-store signs, handouts, displays and participation in promotions sponsored by malls. The location of these centers outside the Company's advertised markets preclude the use of traditional broadcast or print media.

         The seasonality of the Famous Brands Housewares Outlet(R) business differs slightly from that of Lechters Housewares(R). The summer season represents a greater portion of the annual sales in Famous Brands Housewares Outlet(R) given the increase in leisure travel and the proximity of outlet centers to major routes and vacation destinations. In Fiscal 1999, the November/December period represented 25% of total year sales in Famous Brands Housewares Outlet(R) versus 31% for Lechters Housewares(R).

         During Fiscal 1999 the Company closed 17 Famous Brands Housewares Outlet(R) stores. The Company plans to continue to reduce the number of Famous Brands Housewares Outlet(R) stores, with the intention of operating a core group of profitable stores in viable outlet malls.

         Cost Less Home Store(SM) is a new concept that is an outgrowth of the off-price special buy strategy started in the Famous Brands Housewares Outlet(R) stores. The typical Cost Less Home Store(SM) is based on a store size of approximately 18,000 to 25,000 square feet and is dedicated to the sales of housewares, linens and domestics, kitchen textiles, gifts, home furnishing, ready-to-assemble furniture, oriental and area rugs, gourmet food and seasonal items. This concept features exceptional value on a constantly changing assortment of merchandise. The customer can expect to receive discounts of up to 70% off department and specialty store prices.

         The Company believes that Cost Less Home Store(SM) has unique strengths that allow it to compete effectively in the Off-Price Home Business. These strengths include:

              - A merchandising team with extensive experience in the field of off-price special buy purchasing.
              - Strong vendor relationships which enable the Company to gain favorable consideration when it competes for off-price merchandise.
              - The financial ability to purchase large quantities of off-price merchandise and pay promptly.
              -   A distribution system that supports the off-price business.

         The first Cost Less Home Store(SM) was opened in the Philadelphia metropolitan area in November of Fiscal 1998. Four Cost Less Home Store(SM) were opened in Fiscal 1999. Two of the new locations were in the greater Philadelphia metropolitan area. The two other locations were in Wilmington, Delaware and Elizabeth, New Jersey. Consumer research indicates that the customer likes the environment and believes that the prices are very attractive.

         The Company anticipates opening additional Cost Less Home Store(SM) locations in Fiscal 2000. The Company recently entered an agreement to lease a new warehouse facility in eastern Pennsylvania, which will be designed to handle the increasing volume of special buy, off-price merchandise.

B. PURCHASING, WAREHOUSING AND DISTRIBUTION

         The Service Office, located in Harrison, New Jersey, is responsible for virtually all merchandising decisions including product selection, sourcing, pricing and in-store display. Merchandise mix is determined by the Service Office at each store's inception and is dictated by store size and configuration. All categories of merchandise are reviewed and edited on a regular basis to accommodate seasonal sales opportunities and evolving customer requirements.

         The Company has a dedicated buying staff for each of its segments. The Specialty Housewares buying staff is comprised of a Vice President-General Merchandise Manager, one merchandise manager and six buyers. The Off-Price Home Business buying staff includes a Senior Vice President - General Merchandise Manager, one Vice President - Merchandise Manager and five buyers.

         A Planning and Allocation staff supports the buying staff. That staff includes senior planners, teams of inventory control specialists and analysts supporting each buying group.

         The Company purchases its products from over 400 major suppliers with no supplier accounting for more than 2.7% of Fiscal 1999 receipts. Approximately 80% of its products are purchased in the United States, which ensures sufficient flexibility in the management and flow of merchandise. The remaining 20% is proprietary merchandise developed by the Company and imported directly from overseas. This proprietary merchandise is sourced primarily in the Far East. The Company believes that there are alternate sources for virtually all of its products.

         Most of the Company's merchandise is shipped directly from manufacturers to the Company's distribution centers in Harrison, New Jersey and North Las Vegas, Nevada where it is held until reshipment to the Company's stores. The Company believes that its ability to buy in bulk directly from manufacturers enables the Company to obtain lower merchandise costs, favorable trade terms and a broader selection of products. The Company has entered into a lease for a new distribution center in Hazleton, Pennsylvania. This facility will handle the distribution of product for the Company's special buy, off - price merchandise for stores east of Mississippi. The initial phase of this new facility is projected to be operational by July 2000.

         The Company uses contract carriers to supply its stores with merchandise from its distribution centers. The Company's stores are supplied with merchandise within two to five days of shipping an order from the distribution center, depending upon the store's distance from the center. On average, stores are supplied with merchandise on a biweekly basis. Shipments frequently are increased during peak sales periods and are more frequent to high volume and city locations. The ordering process is facilitated by a computer assisted replenishment (CAR) system.

C. STORE OPERATIONS

         Store Operations' objective is to provide an easy-to-shop store environment supported by knowledgeable, customer oriented and sales focused associates.

         The Company's stores are designed to attract traffic through prominent in store displays generally organized according to a store planogram provided by the Service Office. Merchandise is displayed utilizing fixtures designed to maximize versatility in merchandise mix, minimize space requirements and enable customers to purchase through self-choice and/or be assisted by an associate. The Company enhances consumer interest by using store front space for seasonal and promotional presentations, which are rotated regularly. In addition, it uses selected stores as test sites for the introduction of new products, new product categories and new store designs.

         The store's organization is headed by a Senior Vice President and supported by a Service Office staff. The latter is responsible for the development of store operations policies and procedures, the design of in-store programs, store associate training programs, coordination of activities with other functions residing in the Service Office and general communications.

         As of April 1, 2000, the field organization was comprised of 3 Regional Vice Presidents and 1 Regional Manager; each with profit and loss responsibility for several districts and provides leadership to 35 District Managers. The District Managers are responsible for the day-to-day operations of 12 to 20 stores, supported by Area Managers who are Store Managers with additional oversight responsibility for 1 to 3 additional stores. Stores are typically staffed with a Manager, 2 Assistant Managers and 5 sales/cashier Associates. The stores schedule their labor from a pool of hourly Associates, the majority of whom are part-time. The number of Associates on hand at any one time is a function of customer traffic and scheduled store activities, such as training events and the receipt of merchandise.

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

         The Company believes that the security measures in its stores are strict, reflecting the cash orientation of the Company's business. As of April 1, 2000 the Company employed 6 field Loss Prevention Managers, who are responsible for the review of cash register transactions and inventory management procedures, in an effort to control inventory shrinkage. Their periodic reviews are complemented by audit programs that include District Manager conducted reviews and Service Office monitoring of store transaction reports. Particular emphasis is placed on stores with a history of inventory shrinkage in excess of the norm.

D. REAL ESTATE

         The Company considers obtaining and retaining attractive, high-traffic store locations a critical element of its business and a key determinant of the Company's future growth and profitability. Lechters Housewares(R) mall stores are located primarily in high-traffic regional enclosed malls while strip centers and city stores are located in dominant strip centers or downtown areas as defined by market analysis. Famous Brands Housewares Outlet(R) stores are located in the dominant outlets nationally. The four Lechters Kitchen Place(R) stores are located in mall locations. Four of the five Cost Less Home Store(SM) stores opened to date are located in power strip centers and one is located in a 2-level enclosed outlet mall.

         As shown in the following table, the Company operated 401 Lechters Housewares(R) stores which included 4 Lechters Kitchen Place(R) Stores as of year-end. These stores range in size from 1,800 to 10,900 square feet and average approximately 3,700 square feet. The Company's 117 Famous Brands Housewares Outlet(R) stores range in size from 3,000 to 7,500 square feet and average 3,900 square feet. The Company's Cost Less Home Store(SM) locations average 21,000 gross square feet and range in size from 18,400 to 25,000 square feet.

                                                                                     FAMOUS        COST
                                           LECHTERS HOUSEWARES                       BRANDS        LESS
                            --------------------------------------------------     HOUSEWARES      HOME
                              MALLS         STRIPS        CITY       SUB-TOTAL      OUTLET(R)    STORE(SM)      TOTAL
                            -------------------------------------------------------------------------------------------
January 30, 1999:
  Units                           367           50            26           443           134            1           578
  Square Feet               1,349,200      180,700       111,500     1,641,400       529,100       18,400     2,188,900
1999 Additions:
  Units                             1            5             4            10             0            4            14
  Square Feet                   5,400       14,800        11,300        31,500             0       86,600       118,100
1999 Closings:
  Units                            48            3             1            52            17            0            69
  Square Feet                 148,200       12,300         3,600       164,100        64,900            0       229,000
January 29, 2000:
  Units                           320           52            29           401           117            5           523
  Square Feet               1,206,400      183,200       119,200     1,508,800       464,200      105,000     2,078,000(1)


(1) Approximately 90% of the total store space of the Company's stores represents selling area. The balance is storage and office space.

         The Company's present expansion plan will focus on Cost Less Home Store(SM), Lechters Kitchen Place(R), Lechters Housewares(R) strip center locations and Lechters Housewares(R) City locations. The Company's Fiscal 2000 development plan is to open approximately 20 new stores.

         In determining where and in what format new stores will be opened, the Company's preference is to backfill advertised markets to enhance its marketing and operations leverage. Specific store development decisions give due consideration to such factors as market area demographics, competition, center quality and customer traffic, store location within the center, costs of development and on going occupancy expense. Performance comparables are also reviewed if available.

         The costs of new store development differ by division and further vary with the size of the store and site conditions. As shown below, the costs incurred by the Company to open an average 3,200 square foot store and the estimated cost for a Cost Less Home Store(SM) under typical site conditions are approximately:

                                                                       INVENTORY,
                                                                         NET OF
                                           LEASEHOLD     FIXTURES &     ACCOUNTS     PRE-OPENING
                                          IMPROVEMENTS   EQUIPMENT      PAYABLE        EXPENSE
                                          ------------   ---------      -------        -------

Lechters Housewares(R) (Malls)              $256,000      $ 48,000      $107,000      $ 14,000
Lechters Housewares(R) (Strip Centers)      $ 96,000      $ 48,000      $102,000      $ 14,000
Lechters Housewares(R) (City)               $400,000      $ 48,000      $146,000      $ 14,000
Lechters Kitchen Place(R)                   $256,000      $ 64,000      $187,000      $ 14,000
Famous Brands Housewares Outlet(R)          $ 96,000      $ 48,000      $100,000      $ 14,000
Cost Less Home Store(SM)                    $240,000      $205,000      $430,000      $100,000

         The Company actively manages its real estate portfolio to ensure profitability at the store level. In case of an under-performing store, the Company will seek reduction in its occupancy expense under its existing lease agreement or any agreement extending the term thereof. Where profitability is unattainable, the Company will terminate its lease agreement upon expiration of the term or will exercise a volume termination provision, if any.

         The Company closed sixty-nine (69) stores in Fiscal Year 1999. In Fiscal Year 2000, the Company plans to close approximately 25 to 30 stores resulting in a more stable store count in future years. The Company's approach is to increase the concentration of store in markets in which the Company advertises.

         The majority of the Company's store leases expire or will be subject to termination over the next three years.

E. INFORMATION TECHNOLOGY

         The Company relies heavily on technology to conduct its business. It is continually reevaluating and upgrading its systems capabilities and technology infrastructure to support the current and future needs of the business.

         The Company's data resides on a combination of platforms using IBM equipment in an IBM AS400 and an IBM RS6000 open system, client server environment. The Company is strategically moving towards the consolidation of all production systems to an IBM RS6000 SP2 platform. The recent acquisition of the IBM SP2 - S80 will enable the Company to effectively convert its merchandising systems acquired from JDA Software, Inc. ("JDA") onto a single platform. This hardware configuration represents the latest technology offered by IBM in this platform arena.

         In-Store Systems consist of IBM 4684 and 4694 Point Of Sales registers and Symbol Technology scanners. One of the key initiatives of the Company in Fiscal 2000 is a project to evaluate and select a new complete store systems software package and associated hardware. This project is in progress and the Company expects to complete their evaluation and selection of a new store systems solution by July 2000 with an anticipated Fiscal 2001 rollout. In conjunction, the Company has undertaken a second major initiative for store systems which is to reevaluate all existing support services.

         The Company controls the level and distribution of merchandise in the distribution centers and stores through the use of an internally developed replenishment system. Since acquiring JDA's Open Database Merchandising System (ODBMS) in September 1997, the Company has continued to implement each respective module of the new system and conversely converted its operation from legacy systems to the new technology. The Company expects to convert over to the JDA Replenishment Module during the 3rd Quarter Fiscal 2000.

         The Company's distribution centers are internally operated using an automated warehouse management system operating on the IBM AS400, which also incorporates radio frequency technology. While this was sufficient to meet business needs in the past, the new business concepts required additional functionality and tighter controls to run the operation. In September 1998 the Company acquired JDA's Warehouse Management System (WCC) which is an open system, client server solution that works in conjunction with the JDA Merchandising Systems (ODBMS). The Company has been running the new Warehouse Management System for supplies and fixtures merchandise in its distribution centers. The Company expects to complete the installation and convert over all merchandise to the new system by the end of the 2nd Quarter of Fiscal 2000.

         In Fiscal 1997 the Company successfully installed its new financial system which is an open system, client server solution provided by Oracle Corporation. In Fiscal 1998 the Company augmented the new system with substantial planning, decision support and report writing capabilities provided by Oracle Corporation. The final phase of implementation to the financial suite will be the integration of JDA's Merchandising system's financial applications Stock Ledger, Sales Audit, and Invoice Reconciliation, which will work in conjunction with the Oracle financial system. The Company expects to complete this integration during Fiscal 2001.

         The Company maintains a Website at: www.lechters.com. The Website features descriptive Company information, upcoming sales promotions in the stores and the basic investor relations materials. An e-commerce project is presently in progress, which will enable the Company to conduct commerce through the Website.

         In a continuing effort to enhance the technology infrastructure the Company has acquired a new telephone PBX system to replace its old technology system. The Company expects to implement the new telephone system during 2nd Quarter Fiscal 2000.

         In Fiscal 1999 the Company successfully remediated or replaced all systems to meet the Year 2000 compliance requirements without any significant incident.

COMPETITION

         The business in which the Company is engaged is highly competitive and many items sold by the Company are sold by department stores, general merchandise discount stores, hardware stores, supermarkets and others having greater financial and other resources than the Company. To a lesser extent, the Company also competes with mail order companies and other specialty retailers of home related products. However, the Company believes that it competes favorably with such retailers because the Company offers a broader assortment of housewares merchandise than most of its competitors. Furthermore, its prices are generally lower than those charged by department stores and are competitive with those charged by general merchandise discount stores. Nevertheless, there can be no assurance that any or all of the factors listed above, which enable the Company to compete favorably, will not be adopted by companies having greater financial and other resources than the Company.

TRADEMARKS

         The Company has registered in the United States Patent and Trademark Office its service marks "Lechters", "Lechters Home Store", "Lechters Housewares", "The Kitchen Place", "Famous Brands Housewares Outlet" for retail services, and its trademarks ,"The Kitchen Place", "Regent Gallery", "Cooks Club", "Perfect Bake", "Perfect Grip" "Simple Solutions" and "Cable Cop" for certain houseware items. In addition, the Company has applied for registration of other marks used in the operation of its business, and those applications are pending.

ASSOCIATES

         On April 1, 2000, the Company employed 6,119 persons, 2,376 of whom were fulltime (30 or more hours per week) and 3,743 of whom were part-time Associates. Of this total, 454 were located at the Company's Harrison, New Jersey Service Office and two distribution centers. Included in this total, 39 were Regional and District Managers, 6 were Loss Prevention Managers and 42 were Associates located at the Company's North Las Vegas, Nevada distribution center.

         On April 1, 2000, the 181 non-management distribution and office Associates at the Harrison, New Jersey facility were represented by UNITE, Local
99. On April 26, 1999, the Company and UNITE, Local 99 entered into an agreement as to the terms and conditions of a contract covering the distribution Associates for the period from March 16, 1999 to March 15, 2002. The contract covering office employees expires on June 30, 2000. The 5,665 Associates in the Company's 523 retail stores are nonunion.

         The Company has never experienced a strike or other labor disruption and is unaware of any current efforts or plans to organize its nonunion Associates. The Company believes that its employee relations are satisfactory.

EXECUTIVE OFFICERS

         The following table shows information regarding executive officers of the Company as of April 20, 2000:

                                                                                          TERM OF
                                                POSITION OR OFFICE                       EMPLOYMENT
NAME                         AGE                 WITH THE COMPANY                        COMMENCED
----                         ---                 ----------------                        ---------
Donald Jonas                  70           Chairman of the Board,                       January 1984
                                           and Chief Executive Officer

David K. Cully                47           President, Chief Operating Officer           January 2000

Robert J. Harloe              55           Senior Vice President-Human Resources        August 1994

Dennis Hickey                 52           Senior Vice President-Stores                 January 1991

William R. Sullivan           56           Senior Vice President-Real Estate            March 1998

Robert A. Roche               55           Senior Vice President-General                May 1997
                                           Merchandise Manager Off-Price
                                           Home Business

Mark I. Lilien                46           Senior Vice President-Operations             March 2000

Sheon Karol                   42           Vice President-General Counsel               May 1999

         Donald Jonas has been Chairman of the Board and a Director of the Company or its former parent since 1979. From 1979 to January 1994 he was also Chief Executive Officer. Mr. Jonas resumed the position of Chief Executive Officer in January 1996 and served as President from January 1996 to February 1999. He is also a Director of Dress Barn, Inc.

         David K. Cully was elected President, Chief Operating Officer in January 2000. From 1993 to 2000, he served in various senior management capacities including Vice President, GMM of Barnes & Noble Retail Stores and President, Barnes & Noble Distribution. His other retail experience includes senior management roles at both Egghead Discount Software and Waldenbooks.

         Robert J. Harloe was elected Senior Vice President-Human Resources of the Company in March 1996. Mr. Harloe became Vice President-Human Resources in September 1994 after joining the Company in August 1994. Prior to that he was Senior Vice President of Human Resources for Allied Lyons Retailing PLC. Allied Lyons acquired Dunkin Donuts, Inc. in 1990, where he was employed for 18 years.

         Dennis Hickey was elected Senior Vice President-Stores of the Company in March 1996. Mr. Hickey became Vice President-Stores in April 1991 after joining the Company in January 1991. Prior to that he was Vice President of Kay Bee Toy Stores, a Division of Melville Corp. from August 1990 to January 1991. From August 1985 to August 1990, Mr. Hickey was Vice President Store Operations for Circus World Toy Stores, a Division of Greenman Bros., Inc.

         William R. Sullivan was elected Senior Vice President-Real Estate of the Company in April 1998 having joined the Company in March 1998. Prior to that he was employed by Compass Retail, a division of Equitable Real Estate, from 1990 to 1997, as Executive Vice President Leasing. Mr. Sullivan held the position of Senior Vice President of Leasing for Kravco, Inc., in King of Prussia, Pennsylvania, from 1972 to 1990. Mr. Sullivan started his career in the shopping center business with The Rouse Company.

         Robert A. Roche was elected Senior Vice President-General Merchandise Manager Off-Price Home Business of the Company in January 2000. Mr. Roche joined the Company as Vice President-General Merchandise Manager Famous Brands Housewares Outlet in May 1997. Prior to that he was President/Owner of Ristar International from 1995 to 1997. From 1994 to 1995 Mr. Roche was Merchandise Manager of Schottenstein/Value City Stores. From 1973 to 1994 Mr. Roche was Vice President Merchandising of Ann & Hope, Inc.

         Mark I. Lilien joined the Company as Senior Vice President-Operations in March 2000. Prior to that he was Executive Vice President, Chief Operating Officer of Wilton Industries from 1997 to 2000. From 1994 to 1996 Mr. Lilien was employed by the McGraw-Hill Companies as Vice President, Administration, Distribution and Production. From 1992 to 1994 Mr. Lilien was employed by Lechters, Inc. as Vice President-Planning and Distribution and Logistics. Mr. Lilien was employed by Barnes and Noble Bookstores from 1989 to 1991 as Vice President-Systems and Distribution, from 1991 to 1992 and as Vice President Strategic Planning.

         Sheon Karol was elected Vice President-General Counsel in May 1999. Prior to that he was employed by The Caldor Corporation from 1995 to 1999 as Assistant General Counsel. Mr. Karol previously held positions with the New York law firms of Parker Chapin Flattau & Klimpl and Kaye, Scholer, Fierman, Hays and Handler.


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

         The Company leases a distribution center of approximately 155,000 square feet in North Las Vegas, Nevada. Approximately 151,000 square feet are being utilized for the distribution center and approximately 4,000 square feet for administrative offices. Constructed and opened in 1993, the facility is designed to enable expansion of an additional 100,000 square feet should the need arise. This lease expires on April 7, 2008 and the Company has four five-year renewal options.

         In March 2000 the Company entered into a ten and one-half year lease for a new distribution center in Hazleton, Pennsylvania. This facility will handle the distribution of products for the Company's special buy, off-price merchandise. Phase I of the new facility, consisting of 110,000 square feet, is projected to be in operation by July 2000 and Phase II, consisting of 99,000 square feet, by December 2000. The Company has an option, exercisable prior to March 2002, to lease an additional 99,000 square feet.

         The Company leases all of its stores. Lease terms for the Company's stores other than Cost Less Home Store(SM) locations, are generally 10 to 12 years in duration without renewal options or five years with one or more renewal options and provide for a fixed minimum rental plus a percentage of sales once the minimum has been satisfied. However, certain stores are operated under short-term extensions of otherwise expired leases. Cost Less Home Store(SM) lease terms are generally 10 years in duration with three 5-year options.

         For additional information concerning the Company's leases, see the section of Item 1. entitled Real Estate and Note 7 to the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 3. LEGAL PROCEEDINGS.

         The Company and certain of its subsidiaries are defendants in actions commenced by vendors, customers, former employees and others that are incidental to the normal course of its business. Similarly situated persons have asserted claims against the Company but have not made those claims the subject of litigation. The Company believes that the ultimate outcome of the foregoing actions and claims pending will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

                                                  PRICE OF COMMON STOCK
                                                  ---------------------
                    FISCAL 1999                  HIGH                 LOW
                    -----------                  ----                 ---
                    1st Quarter                   2-5/8             1-17/32
                    2nd Quarter                   3-5/8             1-25/32
                    3rd Quarter                 2-23/32               1-3/4
                    4th Quarter                       2             1-15/32

                    FISCAL 1998                  HIGH                 LOW
                    -----------                  ----                 ---
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

         On April 14, 2000, there were approximately 795 holders of record of the Common Stock. On April 14, 2000, the closing price of the Common Stock was $1.5625.

         The Company has never paid any cash dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock for the foreseeable future. In addition, the Company's Credit Agreement contains certain covenants that restrict the ability of the Company to pay dividends. See Note 5 to the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                                           FIFTY-TWO
                                                                          WEEKS ENDED                               FIFTY-THREE
                                                ---------------------------------------------------------------     WEEKS ENDED
                                                 JANUARY 29,      JANUARY 30,      JANUARY 31,      FEBRUARY 1,     FEBRUARY 3,
                                                    2000             1999             1998             1997            1996
                                                ------------     ------------     ------------     ------------    ------------
                                                  (Dollars in thousands, except share, per share and selected operating data)
INCOME STATEMENT DATA:

Net sales                                       $    420,123     $    428,219     $    445,310     $    441,243    $    432,048

Cost of goods sold (including
 occupancy and indirect costs)                       311,602          317,868          325,269          322,110         310,163
                                                ------------     ------------     ------------     ------------    ------------

Gross profit                                         108,521          110,351          120,041          119,133         121,885

Selling, general and
  administrative expenses                            125,979          118,606          115,541          110,848         109,414

Restructuring expense adjustment                        --               --               --               --              (217)

Provision for asset impairment                         2,685            1,543            8,746              370            --
                                                ------------     ------------     ------------     ------------    ------------

Operating (loss) income                              (20,143)          (9,798)          (4,246)           7,915          12,688

Other expense (income)(1)                              1,250             (117)           1,952            3,372           5,039
                                                ------------     ------------     ------------     ------------    ------------

(Loss) income before income
  tax provision and extraordinary item               (21,393)          (9,681)          (6,198)           4,543           7,649

Income tax (benefit) provision                        (8,547)          (3,940)          (2,440)           1,200           3,146
                                                ------------     ------------     ------------     ------------    ------------

Net (loss) income -before extraordinary item         (12,846)          (5,741)          (3,758)           3,343           4,503

Extraordinary gain on early retirement
  of debentures, net of tax                              398             --               --               --              --
                                                ------------     ------------     ------------     ------------    ------------

Net (loss) income                                    (12,448)          (5,741)          (3,758)           3,343           4,503

Preferred stock dividend requirement                   1,010            1,010            1,010              842            --
                                                ------------     ------------     ------------     ------------    ------------

Net (loss) income available
  to common shareholders                        ($    13,458)    ($     6,751)    ($     4,768)    $      2,501    $      4,503
                                                ============     ============     ============     ============    ============

Net (loss) income per common share(2)(3)
 Basic
    (Loss) income before extraordinary item     ($      0.81)    ($      0.39)    ($      0.28)    $       0.15    $       0.26
    Extraordinary Item                           $      0.02             --               --               --              --
                                                ------------     ------------     ------------     ------------    ------------
    Net (loss) income                           ($      0.79)    ($      0.39)    ($      0.28)    $       0.15    $       0.26
                                                ============     ============     ============     ============    ============
 Diluted
    (Loss) income before extraordinary item     ($      0.81)    ($      0.39)    ($      0.28)    $       0.15    $       0.26
    Extraordinary item                           $      0.02             --               --               --              --
                                                ------------     ------------     ------------     ------------    ------------
    Net (loss) income                           ($      0.79)    ($      0.39)    ($      0.28)    $       0.15    $       0.26
                                                ============     ============     ============     ============    ============

Weighted average common shares
  outstanding(3)(4)
  Basic                                           16,956,000       17,176,000       17,159,000       17,155,000      17,147,000
                                                ============     ============     ============     ============    ============
  Diluted                                         16,956,000       17,176,000       17,159,000       17,155,100      17,154,000
                                                ============     ============     ============     ============    ============

                                                                           FIFTY-TWO
                                                                          WEEKS ENDED                              FIFTY-THREE
                                                ---------------------------------------------------------------     WEEKS ENDED
                                                 JANUARY 29,      JANUARY 30,      JANUARY 31,      FEBRUARY 1,     FEBRUARY 3,
                                                    2000             1999             1998             1997            1996
                                                ------------     ------------     ------------     ------------    ------------
                                                  (Dollars in thousands, except share, per share and selected operating data)
SELECTED OPERATING DATA:

Stores opened during year                                 14               20                7               16              48

Stores closed during year                                 69               68               30                9              11

Stores open at year-end                                  523              578              626              649             642

Total square feet of store
  space (at year-end) (5)                          2,078,000        2,188,900        2,346,400        2,432,200       2,405,100

Sales per average square
  foot of total space (5) (6)                    $       197      $       189      $       186     $        182     $       186

Percentage increase (decrease)
  in comparable store sales (7)                          1.2%            (1.1%)            0.5%            (0.2%)          (1.6%)

BALANCE SHEET DATA:

Working capital                                  $   148,224      $   164,474      $   163,998     $    151,954     $   136,113

Total assets                                         249,521          267,644          277,434          272,333         272,312

Long-term debt                                        57,804           61,232           60,001           58,853          75,038

Shareholders' equity                                 144,161          159,134          165,850          170,408         148,642

Total debt to total capitalization                      28.6%            27.8%            26.6%            25.7%           34.4%

(1) Other expense (income) includes interest expense net of interest income, net gains realized on the sale of government securities and investment income, primarily dividends from marketable securities.

(2) Net (loss) income per share for Fiscal 1999, Fiscal 1998, Fiscal 1997 and Fiscal 1996 was calculated on net (loss) income less the preferred stock dividend requirement.

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

(7) Comparable store sales data are calculated based on each store's time in operation during the prior year (even if such store began operations in the prior year) compared with its corresponding time in operation during the current year. Comparable store sales for Fiscal 1996 and 1995 are reported on a 52-week basis. Comparable store sales for Fiscal 1999, Fiscal 1998 and Fiscal 1997 exclude sales of stores closed starting 90 days prior to closing. With respect to the Company's Cost Less Home Store(SM) concept, comparable store sales calculation starts when the store is open for 65 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL 1999 IN COMPARISON WITH FISCAL 1998

         Sales for Fiscal 1999, the fifty-two week period ended January 29, 2000, decreased $8.1 million to $420.1 million, a 1.9% decrease from Fiscal 1998, the fifty-two week period ended January 30, 1999. The decrease in sales was due to the closing of 69 stores during the year, which was partially offset by the opening of 14 stores during Fiscal 1999. The decrease was also offset by the 1.2% increase in comparable store sales for Fiscal 1999. Total sales for the Specialty Housewares segment decreased 3.3% to $324.5 million while sales for Off-Price Home Business segment increased 3.1% to $95.6 million. By segment, comparable store sales for the Specialty Housewares increased 0.5% while the Off-Price Home Business increased 4.3%. At the close of the fiscal year, the Company operated 523 stores compared with 578 stores in operation at the end of Fiscal 1998.

         Gross profit for Fiscal 1999 was $108.5 million, a $1.8 million decrease from the prior fiscal year. The gross profit rate was 25.8% of sales, which was flat against the prior year. By segment, the gross profit rates were 24.5% for Specialty Housewares and 30.4% for the Off-Price Home segment. The difference in gross profit rate between segments was due to lower occupancy costs in the Off-Price Home Business segment. The major contributing factor to the decrease in gross profit was the reduction in sales, which was partially offset by reduced occupancy costs, such as common area maintenance, real estate taxes, depreciation and utilities due to fewer stores in operation.

         Selling, general and administrative expenses increased $7.4 million to $126.0 million. The expense rate was 30.0% of sales, which was 2.3 percentage points higher than the prior fiscal year. Store operating expenses increased over the prior year primarily in the area of advertising due to the increase of two additional circulars and costs associated with the promotion of the Company's Cost Less Home Store(SM) concept. Expenses of the Service Office were higher than the prior fiscal year due to additional resources supporting the Company's new concepts and initiatives, increased payroll expense in the distribution centers related to the additional handling needed for special buy merchandise and increased occupancy costs at the distribution centers. Information technology costs increased at the Service Office due to the ongoing design and installation of new merchandise systems scheduled for completion in Fiscal 2001 and consultant fees for Year 2000 software remediation.

         The Company recorded a non-cash provision for asset impairment of $2.7 million for Fiscal 1999 as required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets for and Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The provision was determined by a comparison of each store's operating cash flow performance versus the carrying value of the assets at that location. In cases where the undiscounted cash flows produced by the store were not sufficient to recover the carrying value of the long-term assets at the location, the store's assets are adjusted to their estimated fair value. The fair value was estimated by applying a discount rate to the undiscounted cash flows. For Fiscal 1998 the asset impairment provision determined in the same manner was $1.5 million.

         For Fiscal 1999, net other expense (income) was a net expense of $1.3 million versus net income of $0.1 million for Fiscal 1998. Interest expense was $0.08 million higher than the prior fiscal year at $4.6 million due to increased debt discount amortization. Interest income decreased $1.2 million from the prior year to $2.8 million while other net investment income decreased $0.09 million to $0.5 million. Throughout Fiscal 1999 the Company had lower invested balances producing the unfavorable performance compared to the prior year.

         By operating segment Specialty Housewares contributed income before income taxes of $8.1 million and the Off-Price Home Business contributed income before income taxes of $5.2 million, which were offset by Corporate and other expenses of $33.4 million for Fiscal 1999. See Note 2 to the Consolidated Financial Statements of the Company included elsewhere herein.

         Income taxes for Fiscal 1999 were at an effective rate of 40.0%. The income tax provision for Fiscal 1999 and 1998 is a "benefit" due to the reported loss for the fiscal year.

         The Company recognized an extraordinary gain of $0.4 million, net of tax, from the repurchase of $4.9 million of Convertible Subordinated Debentures prior to their due date of September 27, 2001.

         The net loss for Fiscal 1999 was $12.4 million compared to a net loss for Fiscal 1998 of $5.7 million. The increased loss was primarily the result of higher selling, general and administrative expenses needed to support the Company's new strategies initiatives including Y2K remediation. In addition the higher net loss was also due to reduced sales and gross profit, and the net effect of other contributing factors noted above.

FISCAL 1998 IN COMPARISON WITH FISCAL 1997

         Sales for Fiscal 1998, the fifty-two week period ended January 30, 1999, decreased $17.1 million to $428.2 million, a 3.8% decrease from Fiscal 1997, the fifty-two week period ended January 31, 1998. The decrease in sales was due to the closing of 68 stores during the year, which was partially offset by the opening of 20 stores during Fiscal 1998. The decrease was also attributable to the 1.1% decrease in comparable store sales for Fiscal 1998. Total sales for the Specialty Housewares segment decreased 3.3% to $335.5 million and for the Off-Price Home Business segment decreased 5.7% to $92.7 million. By segment, comparable stores sales for Specialty Housewares decreased 0.4% and the Off-Price Home Business decreased 3.8%. At the close of the fiscal year, the Company operated 578 stores compared with 626 stores in operation at the end of Fiscal 1997.

         Gross profit for Fiscal 1998 was $110.4 million, a $9.7 million decrease from the prior fiscal year. The gross profit rate was 25.8% of sales, which was 1.2 percentage points below the gross profit rate of Fiscal 1997. By segment, Specialty Housewares had a gross profit rate of 25.9% and Off-Price Home Business had a gross profit rate of 25.1%. The major contributing factor to reduced gross profit from an overall viewpoint was the reduction of sales partially offset by reduced occupancy costs, such as common area maintenance, real estate taxes, depreciation and utilities, due to a fewer number of stores in operation. With respect to the gross profit rate, factors which contributed to the reduction from Fiscal 1997 were the additional price reductions due to the continued emphasis on "special buy" and "off-price" strategies and a less favorable inventory shrinkage performance than the prior fiscal year.

         Selling, general and administrative expenses increased $3.1 million to $118.6 million. The expense rate was 27.7% of sales, which was 1.8 percentage points higher than the prior fiscal year. Due to fewer stores, store operating expenses were lower than the prior fiscal year with the exception of payroll and related benefits. Payroll at the store level increased due to the additional handling required for "off-price" and "special buy" merchandise. Expenses of the Service Office were higher than the prior fiscal year due to additional resources supporting the Company's new concepts and initiatives, increased payroll expense in the distribution centers related to the additional handling needed for "special buy" merchandise and increased occupancy costs at the distribution centers. Information technology costs increased at the Service Office due to the ongoing design and installation of new merchandise systems scheduled for completion in Fiscal 1999.

         The Company recorded a non-cash provision for asset impairment of $1.5 million for Fiscal 1998 as required by SFAS No. 121. The provision was determined by a comparison of each store's operating cash flow performance versus the carrying value of the assets at that location. In cases where the undiscounted cash flows produced by the store were not sufficient to recover the carrying value of the long-term assets at the location, the store's assets were adjusted to their estimated fair value. The fair value was estimated by applying a discount rate to the undiscounted cash flows. For Fiscal 1997 the asset impairment provision determined in the same manner was $8.7 million.

         For Fiscal 1998, net other expense (income) was an income of $0.1 million versus an expense of $2.0 million for the comparable fifty-two week period of Fiscal 1997. Interest expense was $0.2 million lower than the prior fiscal year at $4.5 million. Interest income increased $1.6 million over the prior year to $4.0 million while other investment income increased $0.3 million to $0.6 million. Throughout Fiscal 1998 the Company had higher invested balances and favorable investment market conditions producing the favorable performance compared to the prior year.

         By operating segment Specialty Housewares contributed income before income taxes of $17.0 million offset by the Off-Price Home Business loss before income taxes of $0.4 million, and Corporate and other expenses of $26.4 million for Fiscal 1998. See Note 2 to the Consolidated Financial Statements of the Company included elsewhere herein.

         Income taxes for Fiscal 1998 were at an effective rate of 40.7%. The income tax provision for Fiscal 1998 and 1997 is a "benefit" due to the reported loss for the fiscal year.

         The net loss for Fiscal 1998 was $5.7 million compared to a net loss for Fiscal 1997 of $3.8 million. The loss was primarily the result of reduced sales and gross profit and additional selling, general and administrative expenses needed to support the Company's new strategies.

YEAR 2000 COMPLIANCE

         Over the past two years, the Company engaged in a major initiative to ensure that the Company's systems would be Year 2000 ("Y2K") compliant and thus minimize the impact of Y2K on the Company's operations. Initially, the Y2K project focused on replacement of legacy systems with systems certified as Y2K complaint by vendors. Due to unavoidable delays in the replacement process, the Company in the third quarter of Fiscal 1999 implemented a legacy system remediation process, which remediated all major software systems that had not been replaced. The Company completed all testing and remediation of its core systems and all contingency plans prior to December 31, 1999. There were no significant Y2K related incidents or failures which adversely impacted the Company.

         Costs associated with Y2K included both software purchased and software remediation costs. Software purchased to date for the completion of the three major systems, totaled approximately $7.0 million. Estimated additional costs which will be incurred for the purchase of software which are charged to Other Assets and amortized over their useful life is estimated to be $0.5 million for the remainder of the merchandise package and $0.3 million for the warehouse system. Miscellaneous equipment, computer hardware and other costs, which are capitalized, are estimated to be $0.3 million. Costs of software remediation and staff re-training on systems being remediated, which are expensed as incurred, were $1.5 million. The Company will continue to monitor its internal systems, major vendors and service providers for any issues that may arise related to Y2K.

LIQUIDITY AND CAPITAL RESOURCES

         The combined balances of cash, cash equivalents and marketable securities at January 29, 2000 as shown on the Consolidated Balance Sheet totaled $75.2 million, a decrease of $23.0 million over the combined balances of $98.3 million at January 30, 1999. As depicted on the Consolidated Statements of Cash Flows, the decrease in cash and cash equivalents was $25.6 million for the fifty-two week period ended January 29, 2000 compared with a $19.1 million increase for Fiscal 1998.

         Cash flows from operating activities consist primarily of net loss adjusted for certain non-cash charges such as depreciation and amortization, deferred taxes, loss on disposal of fixed assets and the provision for asset impairment. Operating activities also include changes in operating assets, which include accounts receivable, inventory, accounts payable, accrued liabilities and other items. Net cash used in operating activities for Fiscal 1999 was $9.0 million compared to net cash provided by operating activities of $16.6 million for Fiscal 1998. For Fiscal 1999 there was a net loss of $12.4 million, which reduced cash. Significant offsets to the net loss, were depreciation and amortization of $17.2 million, asset impairment provision of $2.7 million and the increase in accounts payable and accrued expenses of $6.1 million. The most significant operating activities reducing cash flow were the increase in merchandise inventories of $13.9 million, other assets of $5.2 million due to the increased investments in information technology software, and deferred income taxes of $7.9 million.

         With respect to investing activities, capital expenditures were $7.3 million compared to $8.6 million for Fiscal 1998. Capital expenditures were principally for the construction and fixtures for new and remodeled stores opened in Fiscal 1999. Other capital expenditures for Fiscal 1999 included significant amounts for computer hardware expenditures related to systems infrastructure enhancements. Marketable securities increased $2.8 million.

         Planned capital expenditures for Fiscal 2000 are estimated at $20 million to $21 million primarily for new stores, renovations, remodels and computer hardware.

         Cash flows from financing activities decreased $5.4 million as a result of the $1.3 million repurchase of treasury stock and the $4.1 million repurchase of $4.9 million face value of the Company's Convertible Subordinated Debentures.

         On November 30, 1999, the Company entered into a new $120 million senior secured revolving credit facility with BankBoston Retail Finance Inc. and other financial institutions, replacing the Company's credit agreement which was to expire on March 26, 2001. The new credit facility includes a $30 million sublimit for the issuance of letters of credit (both standby and documentary). The proceeds of the credit facility may be used for: (i) the retirement of the Company's preexisting revolving credit facility; (ii) on-going working capital requirements; (iii) the replacement, refinancing or retirement of certain of the Company's securities, as described below; and/or (iv) other general corporate purposes. The credit facility is scheduled to mature on December 1, 2003.

         The credit facility permits the Company to repurchase its 5% convertible subordinated debentures and/or up to $10 million of its capital stock, provided that the Company can show excess availability under the credit facility of not less than $25 million, after giving effect to the repurchases. During the first quarter of Fiscal 2000, the Company repurchased an additional $16.7 million of debentures, and announced a stock repurchase program of up to 3 million shares.

         The Company's maximum borrowing under the credit facility may not exceed the lesser of (a) $120 million and (b) the total of (i) 72% (78% for fiscal months of September through December of each year) of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 80% of the Company's eligible credit card accounts receivable; plus (iii) 95% of the Company's cash and acceptable investments held in a BankBoston custody account; minus (iv) applicable reserves.

         The credit facility contains certain covenants, including limitations on capital expenditures, indebtedness and transactions with affiliates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries.

         Advances under the credit facility will bear interest per annum at the BankBoston base rate plus the applicable margin (0% to 0.50%) or the Eurodollar rate plus the applicable margin (1.75% to 2.25%), at the Company's option. The applicable margins are determined based upon the Company's excess availability under the credit facility. As of January 29, 2000 the base rate applicable margin was 0% and the Eurodollar rate applicable margin was 1.75%.

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

         As of January 29, 2000 and January 30, 1999 there were no outstanding borrowings under the new or old facility and the Company was liable for drawings under outstanding letters of credit in the amount of approximately $7.6 million and $11.6 million, respectively.

         The credit facility is secured by a security interest in substantially all of the Company's assets.

INFLATION

         The low rate of inflation, in conjunction with increased competition, has severely restricted pricing opportunities within the housewares segment. In fact, certain lines of merchandise considered commodity in nature have experienced price deflation over the last several years. The result has been adverse pressure on the Company's gross margin and inability to check further profit erosion given the concurrent rise in selling, general and administrative expenses. The Company has responded to the situation by increasing the penetration of its private label program and non-commodity assortment of merchandise, introducing higher price point items to the line and taking selective price increases where the market allows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB delayed the effective date to fiscal years beginning after June 15, 2000. The Company has not actively utilized derivative instruments to hedge its market risks. Accordingly, this statement is not expected to materially impact the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company imports about 20% of its merchandise from the Far East, which subjects it to the market risk of currency fluctuations. However, the Company uniformly utilizes purchase contracts and letters of credit denominated in US dollars to mitigate this risk. Additionally, there are multiple suppliers, both foreign and domestic, for its products. With respect to marketable securities, the Company is subject to the variations in the investment markets. It mitigates this risk by employing the services of an investment management firm, which with the Company's oversight, invests solely in the highest quality securities and spreads the market risk among various types of securities with varying maturities.

         Although the Company has not had to borrow funds under the Credit Agreement during Fiscal 1999 and Fiscal 1998, should it need to utilize the line of credit for direct borrowings, the interest rate is subject to market conditions at the time of the borrowing.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         See the consolidated financial statements of the company and Subsidiaries attached hereto and listed on the index to consolidated financial statements set forth in Item 14. of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held June 20, 2000.

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

10.1     Loan and Security Agreement dated November 30, 1999 among the Company,
         BankBoston Retail Finance, Inc., as Agent, BankBoston Robertson
         Stephens, Inc., as syndication agent, and certain listed Banks.
         (Incorporated herein by reference to the Company's Form 10-Q for the period ended October 30, 1999).

10.2     1989 Stock Option Plan and Form of Agreement pursuant to 1989 Stock
         Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement). (1.)

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

10.7.1    Employment Agreement between the Company and David K. Cully dated
          January 3, 2000.*(1.)


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

10.10.1   Memorandum of Agreement dated April 26, 1999 between the Company and
          Local 99, UNITE extending the term of Agreement covering warehouse employees dated March 16, 1996 to March 15, 2002. (Incorporated herein by reference to the Company's Form 10-K for the year ended January 30,
          1999).

10.10.2   Agreement dated March 27, 1998 between the Company and Local 99,
          UNITE, covering office employees for a term from July 1, 1997 to June
          30, 2000. (Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended January 31,
          1998).


10.11 Lease for Distribution Center space dated December 23, 1991 covering the Distribution and office space in Harrison, NJ (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated January 2, 1992).

10.11.1   Lease Modification Agreement dated June 19, 1995 covering the
          Distribution Center and Office space in Harrison, NJ. (Incorporated herein by reference to the Company's Form 10-K for the year ended
          January 30, 1999).

10.11.2   Lease Modification Agreement dated July 22, 1998 covering the
          Distribution Center and Office space in Harrison, NJ. (Incorporated herein by reference to the Company's Form 10-K for the year ended
          January 30, 1999).

10.12     Lease for Distribution Center space, in North Las Vegas, Nevada.
          (Incorporated herein by reference to Exhibit 1 to the Company's Form
          10-Q, for the period ended July 25, 1992).

10.12.1   Lease for Distribution Center located in Hazleton, Pennsylvania, dated
          March 23, 2000.*


10.13 Lechters Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended August
          1, 1998). (1.)

21        Subsidiaries of the Company .*

23        Consent of Deloitte & Touche LLP.*

27        Financial Data Schedule *

*        Filed herewith.

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

SIGNATURE                                          TITLE                                            DATE
---------                                          -----                                            ----

/s/ DONALD JONAS                    Chairman of the Board, Chief                                   April 25, 2000
(DONALD JONAS)                      Executive Officer and Director
(Principal Executive Officer)

/s/ DAVID K. CULLY                  President, Chief Operating Officer and Director                April 25, 2000
(DAVID K.  CULLY)

/s/ JOHN D. SULLIVAN                Principal Accounting Officer, Vice President and               April 25, 2000
(JOHN D. SULLIVAN)                  Corporate Controller

/s/ DANIEL L. ANDERTON              Principal Financial Officer, Vice President                    April 25, 2000
(DANIEL L. ANDERTON)                of Finance

/s/ MARTIN BEGUN                    Director                                                        April 25, 2000
(MARTIN BEGUN)

/s/ CHARLES A. DAVIS                Director                                                        April 25, 2000
(CHARLES A. DAVIS)

/s/ BERNARD D. FISCHMAN             Director                                                        April 25, 2000
(BERNARD D. FISCHMAN)

/s/ ROBERT KNOX                     Director                                                        April 25, 2000
(ROBERT KNOX)

/s/ ANTHONY MALKIN                  Director                                                        April 25, 2000
(ANTHONY MALKIN)

/s/ ROBERTA MANEKER                 Director                                                        April 25, 2000
(ROBERTA MANEKER)

/s/ NORMAN MATTHEWS                 Director                                                        April 25, 2000
(NORMAN MATTHEWS)

/s/ STEVE WESTERFIELD               Director                                                        April 25, 2000
(STEVE WESTERFIELD)

/s/ JOHN WOLFF                      Director                                                        April 25, 2000
(JOHN WOLFF)


                         LECHTERS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
MANAGEMENT'S REPORT                                                      F-1

INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS AS OF JANUARY 29, 2000, JANUARY 30, 1999 AND
        FOR THE THREE YEARS ENDED JANUARY 29, 2000

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Cash Flows                                    F-5

Consolidated Statement of Shareholders' Equity                           F-5

Notes to Consolidated Financial Statements                            F-7 - F-19

                               MANAGEMENT'S REPORT


To the Shareholders of Lechters, Inc.

     We have prepared the consolidated financial statements of Lechters, Inc., including the notes and other financial information appearing in this annual report on Form 10-K, and are responsible for the integrity and objectivity of the accompanying Financial Statements and related information. In order to fulfill this responsibility, policies have been established that require each system of internal accounting control to provide reasonable assurance, giving due regard to the cost of implementing and maintaining the system, that transactions are executed in accordance with management's intention and authorization, that accounting books and records are prepared and maintained so as to permit the preparation of the financial statements in accordance with generally accepted accounting principles and that accountability for assets, liabilities and equity is maintained.

     Compliance with these policies is verified and the continuing adequacy of accounting policies and procedures is evaluated. In addition, Lechters, Inc.'s independent auditors obtain and maintain an understanding of the accounting and administrative controls in place and, based on tests of those controls and of accounting records, render an opinion on the fairness of presentation of the financial statements. The Audit Committee of the Board of Directors, composed of Non-Management board members, and Management representatives, meet periodically with the Independent Auditors to receive their reports and direct compliance with their recommendations.

     Further, we recognize our responsibility to conduct Lechters' business in accordance with high moral and ethical standards. Policies have been established and review programs are maintained to ensure that all business activities are in compliance with these standards.

Donald Jonas
Chairman of the Board and
Chief Executive Officer

David K. Cully
President, Chief Operating Officer

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Shareholders of Lechters, Inc.
Harrison, New Jersey

      We have audited the accompanying consolidated balance sheets of Lechters, Inc. and subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the company as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Parsippany, New Jersey
March 23, 2000

                         LECHTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        JANUARY 29,        JANUARY 30,
                                                            2000              1999
                                                         ---------         ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $   9,917         $  35,503
Marketable securities                                       65,301            62,750
Accounts receivables                                         2,881             4,185
Merchandise inventories                                    103,100            89,224
Prepaid expenses                                             2,043             1,734
                                                         ---------         ---------
  Total current assets                                     183,242           193,396
                                                         ---------         ---------

PROPERTY AND EQUIPMENT:
Fixtures and equipment                                      56,194            57,678
Leasehold improvements                                      92,368            96,452
                                                         ---------         ---------
                                                           148,562           154,130
Less accumulated depreciation and
  amortization                                              93,780            88,401
                                                         ---------         ---------
  Net property and equipment                                54,782            65,729
                                                         ---------         ---------

OTHER ASSETS                                                11,497             8,519
                                                         ---------         ---------
TOTAL ASSETS                                             $ 249,521         $ 267,644
                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                         $  16,305         $   8,982
Dividends payable preferred stock                            1,010             1,010
Salaries, wages and other accrued expenses                  15,662            17,156
Taxes, other than income taxes                               2,041             1,774
                                                         ---------         ---------
  Total current liabilities                                 35,018            28,922

LONG-TERM DEBT                                              57,804            61,232

DEFERRED INCOME TAXES                                        2,556            10,538

OTHER LIABILITIES                                            9,982             7,818

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Convertible preferred stock, $100 par value
  authorized 1,000,000 shares, issued
  and outstanding Series A 149,999
  shares and Series B  50,001 shares                        20,000            20,000
Common stock, no par value, authorized 50,000,000
  shares, issued and outstanding 17,176,286
  and 17,176,286, respectively                                  58                58
Accumulated other comprehensive (loss) income                  (65)              109
Additional paid in capital                                  62,380            62,380
Retained earnings                                           63,129            76,587
                                                         ---------         ---------
                                                           145,502           159,134
Less: Treasury Stock
Common Stock - 684,000 shares at cost                       (1,341)               --
                                                         ---------         ---------
Total shareholders' equity                                 144,161           159,134
                                                         ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 249,521         $ 267,644
                                                         =========         =========


                 See notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          FISCAL YEAR ENDED
                                                       ------------------------------------------------------
                                                        JANUARY 29,          JANUARY 30,          JANUARY 31,
                                                           2000                 1999                 1998
                                                       ------------         ------------         ------------
NET SALES                                              $    420,123         $    428,219         $    445,310

COST OF GOODS SOLD
(including occupancy and indirect costs)                    311,602              317,868              325,269
                                                       ------------         ------------         ------------

GROSS PROFIT                                                108,521              110,351              120,041

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                  125,979              118,606              115,541

PROVISION FOR ASSET IMPAIRMENT                                2,685                1,543                8,746
                                                       ------------         ------------         ------------

OPERATING LOSS                                              (20,143)              (9,798)              (4,246)

OTHER EXPENSE (INCOME):
Interest expense                                              4,556                4,474                4,625
Interest income                                              (2,787)              (3,978)              (2,334)
Net investment gain/income                                     (519)                (613)                (339)
                                                       ------------         ------------         ------------
      Total other expenses (income)                           1,250                 (117)               1,952
                                                       ------------         ------------         ------------

LOSS BEFORE INCOME TAX  BENEFIT                             (21,393)              (9,681)              (6,198)

INCOME TAX BENEFIT                                           (8,547)              (3,940)              (2,440)
                                                       ------------         ------------         ------------

NET LOSS BEFORE EXTRAORDINARY ITEM                          (12,846)              (5,741)              (3,758)

EXTRAORDINARY ITEM gain on early extinguishment
  of debentures (net of income tax of $265)                     398                   --                   --
                                                       ------------         ------------         ------------
NET LOSS                                                    (12,448)              (5,741)              (3,758)

Preferred stock dividend requirement                          1,010                1,010                1,010
                                                       ------------         ------------         ------------

Net Loss available to common shareholders              $    (13,458)        $     (6,751)        $     (4,768)
                                                       ============         ============         ============

NET LOSS PER COMMON SHARE
Basic
  Loss before extraordinary item                       $      (0.81)        $      (0.39)        $      (0.28)
  Extraordinary item                                            .02                   --                   --
                                                       ------------         ------------         ------------
  Net Loss                                             $      (0.79)        $      (0.39)        $      (0.28)
                                                       ============         ============         ============
Diluted
  Loss before extraordinary item                       $      (0.81)        $      (0.39)        $      (0.28)
  Extraordinary item                                            .02                   --                   --
                                                       ------------         ------------         ------------
    Net Loss                                           $      (0.79)        $      (0.39)        $      (0.28)
                                                       ============         ============         ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted                          16,956,000           17,176,000           17,159,000
                                                       ============         ============         ============


                 See notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                      FISCAL YEAR ENDED
                                                                       --------------------------------------------
                                                                       JANUARY 29,      JANUARY 30,      JANUARY 31,
                                                                          2000             1999             1998
                                                                        --------         --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                ($12,448)        ($ 5,741)        ($ 3,758)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Provision for asset impairment                                        2,685            1,543            8,746
     Depreciation and amortization                                        17,164           16,676           18,014
     Loss on disposal of property and equipment                            1,538            1,580            1,702
     Gain on repurchase of debentures                                       (663)              --               --
     Deferred income taxes                                                (7,860)            (936)          (4,998)
     Deferred rent                                                         2,125            1,075              968
     Other                                                                   429             (751)             265
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                                       1,304              899              477
     (Increase)/decrease in merchandise inventories                      (13,876)           9,810            1,408
     (Increase)/decrease in prepaid expenses                                (309)             411            3,589
     Increase in other assets                                             (5,163)          (3,433)          (3,314)
     Increase/(decrease) in accounts payable, accrued salaries, wages and other accrued expenses
      and taxes, other than income taxes                                   6,096           (1,544)          11,556
     (Decrease) increase in income taxes payable                              --           (2,941)             962
                                                                        --------         --------         --------
  Net cash (used in) provided by operating activities                     (8,978)          16,648           35,617
                                                                        --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (7,348)          (8,580)          (4,860)
   (Increase)/decrease in marketable securities                           (2,847)          12,040          (20,471)
                                                                        --------         --------         --------
   Net cash (used in) provided by investing activities                   (10,195)           3,460          (25,331)
                                                                        --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                                  --               10               97
   Payment of preferred stock dividends                                   (1,010)          (1,010)          (1,010)
   Purchase of treasury stock                                             (1,341)              --               --
   Repurchase of debentures                                               (4,062)              --               --
                                                                        --------         --------         --------
   Net cash used in financing activities                                  (6,413)          (1,000)            (913)
                                                                        --------         --------         --------

(DECREASE)/INCREASE IN CASH AND CASH
EQUIVALENTS                                                              (25,586)          19,108            9,373

CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                                                   35,503           16,395            7,022
                                                                        --------         --------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  9,917         $ 35,503         $ 16,395
                                                                        ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
  Interest                                                              $  3,324         $  2,769         $  3,406
                                                                        ========         ========         ========
  Income taxes                                                          $     95         $  2,296         $  2,073
                                                                        ========         ========         ========


                 See notes to consolidated financial statements.

                       LECHTERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                    Accumulated
                                          CONVERTIBLE      Additional                  Other                           Comprehensive
                               COMMON      PREFERRED        Paid-In      Retained  Comprehensive  Treasury                Income
                               STOCK         STOCK          Capital      Earnings     Income       Stock       Total       (Loss)
                              ----------   ----------      ----------  ----------   ----------   ----------  ---------- -----------
BALANCE  February 1, 1997     $       58   $   20,000    $   62,273    $   88,106         ($29)          --  $  170,408

Net Loss                              --           --            --        (3,758)          --           --      (3,758)    (3,758)
Other comprehensive income,
   (loss) net of tax:
     Unrealized gain on
     available for sale
     securities                       --           --            --            --          113           --         113        113
Exercise of stock options             --           --            97            --           --           --          97         --
Declaration of dividend on
   convertible preferred
     stock                            --           --            --        (1,010)          --           --      (1,010)        --
                              ----------   ----------    ----------    ----------   ----------   ----------  ---------- ----------

BALANCE  January 31, 1998             58       20,000        62,370        83,338           84           --     165,850   ($ 3,645)
                                                                                                                          =========
Net Loss                              --           --            --        (5,741)          --           --      (5,741)    (5,741)
Other comprehensive income,
   (loss) net of tax:
     Unrealized gain on
     available for sale
     securities                       --           --            --            --           25           --          25         25
Exercise of stock options             --           --            10            --           --           --          10         --
Declaration of dividend on
   convertible preferred
     stock                            --           --            --        (1,010)          --           --      (1,010)        --
                              ----------   ----------    ----------    ----------   ----------   ----------  ---------- ----------

BALANCE, January 30, 1999             58       20,000        62,380        76,587          109           --     159,134   ($ 5,716)
                                                                                                                          =========
Net Loss                              --           --            --       (12,448)          --           --     (12,448)   (12,448)
Other comprehensive income,
   (loss) net of tax:
     Unrealized loss on
     available for sale
     securities                       --           --            --            --         (174)          --        (174)      (174)
Purchase of Treasury Stock            --           --            --            --           --       (1,341)     (1,341)        --
Declaration of dividend on
   convertible preferred
     stock                            --           --            --        (1,010)          --           --      (1,010)        --
                              ----------   ----------    ----------    ----------   ----------   ----------  ---------- ----------


BALANCE, January 29, 2000     $       58   $   20,000    $   62,380    $   63,129   ($      65)  ($   1,341) $  144,161 ($  12,622)
                              ==========   ==========    ==========    ==========   ==========   ==========  ========== ==========


                 See notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED JANUARY 29, 2000
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Business: Lechters, Inc. and its subsidiaries (collectively, the "Company") is a specialty retailer of primarily brand name basic housewares and decorative housewares. The Company operates two business segments which are Specialty Housewares and Off-Price Home Business. (See note 2.) As of January 29, 2000, the Company operated 523 stores in 41 states and the District of Columbia.

      Basis of Presentation: The consolidated financial statements include the accounts of Lechters, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

b) References to Fiscal 1999, Fiscal 1998 and Fiscal 1997 mean the fiscal year ending on the Saturday closest to the end of January. Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997 were each comprised of 52 weeks.

c) Cash and Cash Equivalents and Marketable Securities: The Company considers cash on hand in stores, deposits in banks and all highly liquid debt instruments, with original maturities of 90 days or less when purchased, as cash and cash equivalents. Marketable securities are cash investments, primarily U.S. Government securities, with original maturities exceeding 90 days at time of purchase.

      The Company classifies marketable securities as "Available for Sale" which are carried at fair value, with any unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income. (See Note 9.)

d) Merchandise Inventories: Merchandise inventories are stated on the following methods:

                                                                      JANUARY 29,     JANUARY 30,
                                                                         2000            1999
                                                                       --------        --------
      Lower of cost (first-in, first-out) or
          market as determined by the retail
          inventory method (stores)                                    $ 64,229        $ 57,912

      Lower of cost (first-in, first-out)
         or market (distribution centers)                                38,871          31,312
                                                                       --------        --------
                                                                       $103,100        $ 89,224
                                                                       ========        ========

      The Company includes as inventoriable costs, certain indirect costs, principally purchasing, warehousing and distribution costs, which are necessary to bring inventory to the point of sale. At January 29, 2000 total indirect costs included as part of inventory were approximately $8,200. At January 30, 1999, indirect costs included as part of inventory were approximately $7,900.

e) Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method by charges to earnings in amounts sufficient to write-off the cost of depreciable assets over their estimated lives, or where applicable, the terms of the respective leases, whichever is shorter. As required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluates each stores' performance and measures the carrying value of each locations' fixed assets, principally leasehold improvements and fixtures, versus its estimated undiscounted future cash flows. When the evaluation of a store location indicates that the undiscounted cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are adjusted to their fair values. The fair value is estimated by applying a discount rate to the undiscounted cash flows. During Fiscal 1999, the Company recorded a $2,685 provision for the impairment of long-lived assets located in stores. The asset impairment provisions recorded in Fiscal 1998 and Fiscal 1997 were $1,543 and $8,746, respectively. As a result of the asset impairment provisions recorded, depreciation and amortization expenses for the store locations, which have been impaired, will be reduced in future years.

f)    Other Assets:

      Other assets consist of the following:

                                                     January 29,      January 30,
                                                        2000             1999
                                                     -----------      -----------
      Cash surrender value of key person life
      insurance policies                             $  2,904         $  2,783
      Prepaid loan expense                              1,055              160
      Other deferred charges                            1,241              529
      Security deposits                                   383              345
      Capitalized software                              9,570            7,399
      Amortization of software                         (3,656)          (2,697)
                                                     --------         --------
      Total other assets                             $ 11,497         $  8,519
                                                     ========         ========

g) Preopening Costs: During Fiscal 1998, the Company adopted the policy of expensing preopening costs as incurred. In the prior fiscal years, preopening costs were capitalized and amortized over a period of 12 months from the date operations commence. This change did not have a material impact on the financial statements for Fiscal 1999 and Fiscal 1998.

h) Income Taxes: In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company uses the asset and liability method for financial accounting and reporting for income taxes. A valuation allowance is established, when necessary, to reduce the deferred tax assets to their estimated realizable amounts. (See Note 6.)

i) Net (Loss) Income per Common Share: In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which amended the manner in which net (loss) income per share is calculated and presented on financial statements. In accordance with SFAS No. 128, "basic" net (loss) income per share data were computed by dividing net (loss) income less the dividend requirements for the Company's Convertible Preferred Stock by the weighted average of common shares outstanding during each period presented. For the computation of "diluted" earnings per share, potential shares of common stock related to the Company's 1989 Incentive and Non-Qualified Stock Option Plan and 1998 Long-Term Incentive Plan were excluded from the Fiscal 1999 and the Fiscal 1998 computations since they would have been antidilutive. With respect to the Company's 5% Convertible Subordinated Debentures issued in September 1991, the assumed conversion of these securities would also have had an antidilutive effect on the net (loss) income per share data presented for Fiscal 1999, Fiscal 1998 and Fiscal 1997. With respect to the Company's 5.05% Convertible Preferred Stock issued in April 1996, the assumed conversion of the preferred stock would also have had an antidilutive effect on the net (loss) income data presented for Fiscal 1999, Fiscal 1998 and Fiscal 1997.

      The number of shares used in computing basic and diluted net (loss) income per share was determined as follows:


                                                                      FISCAL YEAR ENDED
                                                        ----------------------------------------------
                                                        JANUARY 29,       JANUARY 30,       JANUARY 31,
                                                           2000              1999              1998
                                                        ----------        ----------        ----------
      Basic:
      Weighted average common shares outstanding        16,956,000        17,176,000        17,159,000
                                                        ==========        ==========        ==========

      Diluted:
      Weighted average common shares outstanding        16,956,000        17,176,000        17,159,000
                                                        ==========        ==========        ==========

j)    Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about
      Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet of the company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

      The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values at January 29, 2000 and January 30, 1999, due to the short term maturities of these items. The fair value of the Company's long-term debt at January 29, 2000 and January 30, 1999 was $51,047 and $43,876, respectively. The carrying value of long-term debt at January 29, 2000 and January 29, 1999 was $57,804 and $61,232, respectively. The fair value of the Company's long-term debt is based on market prices or dealer quotes (for publicly traded debentures).

 k) Comprehensive Income: During Fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income, which is reported in the Statements of Consolidated Shareholders' Equity, is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income consists of net income or loss and the net change in unrealized gains and losses, net of taxes, on securities classified for SFAS No. 115 purposes as held available for sale. Accumulated other comprehensive income consists of the accumulated unrealized gains and losses, net of applicable income taxes and net of reclassification adjustments for gains and losses included in net income.

l) Recent Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999 the FASB delayed the effective date to fiscal years beginning after June 15, 2000. The Company has not actively engaged in derivative instruments to hedge its market risks. Accordingly, this statement is not expected to materially impact the Company's financial statements.

m) Use of Estimates: The Company utilizes estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

n) Reclassifications: Certain reclassifications have been made to the financial statements of prior years to conform with the classifications used for Fiscal 1999.

2.    SEGMENT INFORMATION

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with the Fiscal year ended January 30, 1999. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company defines its principal business into two segments, the Specialty Housewares segment which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment which operates as Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM). The contribution of these segments, as well as "corporate and other" for Fiscal 1999, 1998, and 1997 are summarized below. Corporate and other includes general corporate expenses, principally service office expense and distribution centers as well as interest income and expense.

      The Company's segment disclosures are as follows:


                                                                   FISCAL YEAR ENDED
                                                     ---------------------------------------------
                                                     JANUARY 29,       JANUARY 30,      JANUARY 31,
                                                        2000              1999              1998
                                                     ---------         ---------         ---------
      SALES
      Specialty Housewares                           $ 324,537         $ 335,483         $ 346,947
      Off-Price Home Business                           95,586            92,736            98,363
                                                     ---------         ---------         ---------
      Total Sales                                    $ 420,123         $ 428,219         $ 445,310
                                                     =========         =========         =========

      (LOSS) INCOME BEFORE INCOME TAX BENEFIT
      Specialty Housewares                           $   8,054         $  17,023         $  14,664
      Off-Price Home Business                            5,168              (418)            3,954
      Corporate and Other                              (33,365)          (26,403)          (22,864)
                                                     ---------         ---------         ---------
      Operating Loss                                   (20,143)           (9,798)           (4,246)
      Interest Expense/(Income)                          1,250              (117)            1,952
                                                     ---------         ---------         ---------
      Total Loss before income
          tax benefit                                ($ 21,393)        ($  9,681)        ($  6,198)
                                                     =========         =========         =========

      DEPRECIATION AND AMORTIZATION EXPENSE
      Specialty Housewares                           $   9,296         $   9,580         $  11,178
      Off-Price Home Business                            1,740             1,639             1,865
      Corporate and Other                                6,128             5,457             4,971
                                                     ---------         ---------         ---------
      Total Depreciation and Amortization
       Expense                                       $  17,164         $  16,676         $  18,014
                                                     =========         =========         =========

      CAPITAL ADDITIONS
      Specialty Housewares                           $   4,387         $   5,974         $   2,363
      Off-Price Home Business                            1,561               940               516
      Corporate and Other                                1,400             1,666             1,981
                                                     ---------         ---------         ---------
      Total Capital Additions                        $   7,348         $   8,580         $   4,860
                                                     =========         =========         =========

      TOTAL ASSETS
      Specialty Housewares                           $  91,256         $  93,571         $ 103,550
      Off-Price Home Business                           23,505            20,574            25,013
      Corporate and Other                              134,760           153,499           148,871
                                                     ---------         ---------         ---------
      Total Assets                                   $ 249,521         $ 267,644         $ 277,434
                                                     =========         =========         =========

3. SHAREHOLDERS' EQUITY

a)    Convertible Preferred Stock   On April 5, 1996, the Company issued 149,999
      shares of Series A Convertible Preferred Stock, $100 par value ("Series A Preferred Stock") and 50,001 shares of Series B Convertible Preferred Stock, $100 par value ("Series B Preferred Stock") at par value. Said shares of Convertible Preferred Stock were sold to Prudential Private Equity Investors III, L.P. for $20,000. Expenses of the private placement were charged to Additional Paid-In Capital. Series A Preferred Stock and Series B Preferred Stock are convertible to Common Stock at a conversion price of $6.25 per share. The Company may at any time require the conversion of all of the outstanding Series A Preferred and all of the outstanding Series B Preferred into shares of Common Stock if the closing price of the Common Stock based on trading in the NASDAQ National Market, or such other stock market on which the Common Stock is then traded, as reported in the Wall Street Journal averages not less than $15.625 over the 60 trading days ending on the date immediately preceding the date of the Company's election to cause such mandatory conversion. The Company must convert all of the outstanding shares of both the Series A Preferred and Series B Preferred simultaneously. Any such mandatory conversion shall only be effected upon written notice delivered to all holders of Series A Preferred and Series B Preferred within 10 days following the date on which the Company elects to cause such conversion.

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

b) Stock Options As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock option plan.

      If compensation cost for stock options had been determined based on fair values at the grant dates, net income (loss) available to common shareholders and net income (loss) per share would have been reduced to the pro forma amounts below, for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

                                                                FISCAL YEAR ENDED
                                                 -----------------------------------------------
                                                 JANUARY 29,        JANUARY 30,       JANUARY 31,
                                                    2000               1999              1998
                                                 ----------         ----------        ----------
      Net loss available to
      common shareholders:
      As reported                                ($  13,458)        ($   6,751)       ($   4,768)
      Proforma                                   ($  13,804)        ($   7,166)       ($   5,133)

      Net loss per common share:
      As reported                                ($    0.79)        ($    0.39)       ($    0.28)
      Proforma                                   ($    0.81)        ($    0.42)       ($    0.31)

      The pro forma effect of applying SFAS No. 123 is not necessarily indicative of the effect on reported net income for future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                      FISCAL YEAR ENDED
                                         -----------------------------------------
                                         JANUARY 29,    JANUARY 30,    JANUARY 31,
                                            2000           1999           1998
                                          ------           ----           ----
      Dividend yield                           0%             0%             0%
      Expected volatility                     88%            62%            64%
      Risk free interest rate                5.9%            5.4%           6.2%
      Expected life of options            6 years            6 years        6 years

      In June 1989, the Company granted to a consultant a non-qualified option to purchase 120,302 shares of the Company's common stock at a price of $6.65 per share, which reflected the fair market value on the date of grant. The consultant's option is exercisable in annual installments and terminates on the tenth anniversary of the date of each installment. This option expires in December 2002.

      Options granted under the Company's 1989 Incentive Stock Option Plan are granted at market value on the date of grant and are exercisable at a rate of 20% per year over a five-year period commencing with the date of grant and expires in 10 years.

Changes in stock options granted under the 1989 Incentive Stock Option Plan were as follows:

                                       FISCAL 1999                     FISCAL 1998                     FISCAL 1997
                                       -----------                     -----------                     -----------
                                                WEIGHTED                         WEIGHTED                        WEIGHTED
                                                AVERAGE                          AVERAGE                         AVERAGE
                                                EXERCISE                         EXERCISE                        EXERCISE
                                 SHARES          PRICE            SHARES           PRICE         SHARES            PRICE
                                 ------          -----            ------           -----         ------            -----
Beginning Balance              1,246,730        $5.18            1,424,910         $5.28        1,109,320          $5.36
Granted                           62,500         1.98               96,800          4.25          505,500           4.87
Exercised                             --                            (2,000)         5.00         (19,200)           5.02
Canceled                        (290,410)        5.42             (272,980)         5.32        (170,710)           4.97
                               ---------                          --------                     ---------
Ending balance                 1,018,820        $4.87            1,246,730         $5.18        1,424,910          $5.28
                               =========         ====            =========         =====        =========          =====
Reserved for future
  grant at year end                   --                           246,980                        70,800
Exercisable                      499,660        $5.26              423,874         $5.64         383,446           $5.91
Weighted average fair
  value of options
  granted during the
  year                                          $1.29                              $2.58                           $3.15

The following table summarizes information concerning stock options granted under the 1989 Incentive Stock Option Plan which were outstanding at January 29, 2000:

                                                                                                  OPTIONS
                                                  OPTIONS OUTSTANDING                           EXERCISABLE
                                                  -------------------                   -----------------------------
                                                       WEIGHTED
                                                        AVERAGE                          NUMBER
                                  OUTSTANDING          REMAINING         WEIGHTED      EXERCISABLE         WEIGHTED
                                      AT              CONTRACTUAL         AVERAGE          AT               AVERAGE
              RANGE OF            JANUARY 29,            LIFE            EXERCISE      JANUARY 29,          EXERCISE
         EXERCISE PRICES             2000              IN YEARS            PRICE          2000               PRICE
         ---------------             ----              --------            -----          ----               -----
      $     1.75  to   $ 3.875     143,500               8.5              $2.75          21,200              $3.68
            4.25  to      5.00     511,100               6.2               4.95         289,640               4.97
            5.06  to      5.94     306,500               7.2               5.21         137,100               5.17
            6.50  to    13.75       57,720               1.9               7.69          51,720               7.82
            -----------------    ---------                                              -------
      $     1.75  to   $13.75    1,018,820                                              499,660
                                 =========                                              =======


c)    1998 Long-Term Incentive Plan   During Fiscal 1998, the Company adopted,
      with shareholder approval, the 1998 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to promote success and enhance the value of the Company by linking the personal interests of the participants to those of the Company's shareholders and customers. The Plan authorizes the grant of up to 1,000,000 shares of Lechters, Inc. common stock. Shares underlying awards that lapse or awards that are not paid may be reused for subsequent awards. Only the number of shares issued net of shares rendered for exercise shall be deemed issued under the Plan. The Plan is administered by a committee of the Board consisting solely of two or more members of the Board of Directors, ("the Committee"). Persons eligible to participate in the Plan include all officers, key employees and directors of the Company and its subsidiaries, consultants and advisors to the Company and its subsidiaries and other persons or entities providing goods or services to the Company or its subsidiaries, in each case as determined by the Committee.

      During Fiscal 1999, there were no grants of Non-Qualified Stock Option
      (NQSO), Stock Appreciation Rights (SAR), Restricted Stock Units, Performance Units or Performance Shares. Incentive Stock Options (ISO) granted during Fiscal 1999 under the 1998 Long-Term Incentive Plan are as follows:

                                                          FISCAL 1999                                FISCAL 1998
                                                  -----------------------------------         ------------------------------
                                                                     WEIGHTED AVERAGE                      WEIGHTED  AVERAGE
                                                  SHARES              EXERCISE PRICE          SHARES         EXERCISE PRICE
                                                  ------             ----------------         ------       -----------------
Beginning Balance                                     --                 $0.00                      --               --
Granted                                          517,500                  1.61                      --               --
                                                 -------                 -----              ----------            --------
Exercised                                             --                    --                      --               --
Canceled                                              --                    --                      --               --
                                                 -------                 -----              ----------            --------
Ending balance                                   517,500                 $1.61                      --               --
                                                 =======                 =====              ==========            ========
Reserved for future grant at year-end            482,500                                    1,000,000
                                                 =======                                    =========

Exercisable
Weighted average fair value of
options granted during the year                  $  1.23
                                                 =======

The following table summarizes information concerning stock options granted under the 1998 Incentive Stock Option Plan which were outstanding at January 29, 2000:

                                                      OPTIONS OUTSTANDING                           OPTIONS
                                                      -------------------                          EXERCISABLE
                                                           WEIGHTED                         -----------------------------
                                                            AVERAGE                           NUMBER
                                  OUTSTANDING              REMAINING         WEIGHTED       EXERCISABLE          WEIGHTED
                                      AT                  CONTRACTUAL         AVERAGE            AT               AVERAGE
             RANGE OF             JANUARY 29,                LIFE             EXERCISE       JANUARY 29,         EXERCISE
         EXERCISE PRICES             2000                  IN YEARS           PRICE              2000             PRICE
         ----------------        ------------            --------------      ---------      ------------         --------
         $ 1.59 to $1.64           517,500                   9.9              $   1.61               --         $       --
                                   =======                   ===              ========         ========         ==========

d) Treasury Stock - In May 1999, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock to allow the Company to repurchase shares from time to time when warranted by market conditions. There have been 684,000 shares purchased under this authorization through January 29, 2000 at an average cost of $1.96 per share. In March 2000, the Board of Directors authorized an additional repurchase of up to 3 million shares of the Company's common stock. This program authorizes the buyback of up to 20.1% of its outstanding common shares.

4.    LONG-TERM DEBT

Long-Term debt outstanding is as follows:

                                                                           FISCAL YEAR ENDED
                                                                     ------------------------------
                                                                     JANUARY 29,        JANUARY 30,
                                                                        2000               1999
                                                                      -------            -------
      Convertible Subordinated Debentures, 5% due 2001 (a)            $57,804            $61,232
                                                                      =======            =======


a) The 5% Convertible Subordinated Debentures (the "Debentures") were issued in 1991 with a yield to maturity of approximately 7.47%. At January 29, 2000 and January 30, 1999, the unamortized original issue discount was $2,251 and $3,768 respectively. The Debentures are convertible into Common Stock of the Company prior to maturity at a conversion of 32.79 shares per $1,000 principal amount at maturity. Amounts charged to income for the amortization of debenture discount were $1,323 and $1,232 for Fiscal 1999 and Fiscal 1998, respectively. The long-term debt at January 29, 2000 of $57,804 is due September 27, 2001.

      In January 2000, the Company repurchased $4.9 million of its Convertible Subordinated Debentures prior to their due date. The Company realized an extraordinary gain of $0.4 million net of tax on this transaction.

      The Debentures have not been and will not be registered under the United States Securities Act of 1933.

5. SENIOR SECURED REVOLVING CREDIT FACILITY

      On November 30, 1999, the Company entered into a new $120 million senior secured revolving credit facility with BankBoston Retail Finance Inc. and other financial institutions, replacing the Company's credit agreement which was to expire on March 26, 2001. The new credit facility includes a $30 million sub-limit for the issuance of letters of credit (both standby and documentary). The proceeds of the credit facility may be used for: (i) the retirement of the Company's preexisting revolving credit facility; (ii) on-going working capital requirements; (iii) the replacement, refinancing or retirement of certain of the Company's securities, as described below; and/or (iv) other general corporate purposes. The credit facility is scheduled to mature on December 1, 2003.

      The credit facility permits the Company to repurchase its 5% convertible subordinated debentures and/or up to $10 million of its capital stock, provided that the Company can show excess availability under the credit facility of not less than $25 million, after giving effect to the repurchases.

      The Company's maximum borrowing under the credit facility may not exceed the lesser of (a) $120 million and (b) the total of (i) 72% (78% for fiscal months of September through December of each year) of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 80% of the Company's eligible credit card accounts receivable; plus
(iii) 95% of the Company's cash and acceptable investments held in a BankBoston custody account; minus (iv) applicable reserves.

      The credit facility contains certain covenants, including limitations on capital expenditures, indebtedness and transactions with affiliates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries.

      Advances under the credit facility will bear interest per annum at the BankBoston base rate plus the applicable margin (0% to 0.50%) or the Eurodollar rate plus the applicable margin (1.75% to 2.25%), at the Company's option. The applicable margins are determined based upon the Company's excess availability under the credit facility. As of January 29, 2000 the base rate applicable margin was 0% and the Eurodollar rate applicable margin was 1.75%.

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

      As of January 29, 2000 and January 30, 1999, there were no outstanding borrowings under the new or old facility and the Company was liable for drawings under outstanding letters of credit in the amount of approximately $7,651 and $11,579, respectively.

      The credit facility is secured by a security interest in substantially all of the Company's assets.

6.  INCOME TAXES

The (benefit)/provision for income taxes before extraordinary item consists of the following:

                                                           FISCAL YEAR ENDED
                                         --------------------------------------------------
                                         JANUARY 29,         JANUARY 30,        JANUARY 31,
                                            2000                1999                1998
                                          -------             -------             -------
Federal:
  Current                                 ($  543)            ($2,095)            $ 1,900
  Deferred                                 (7,194)               (696)             (3,803)
                                          -------             -------             -------
                                           (7,737)             (2,791)             (1,903)
                                          -------             -------             -------
State:
  Current                                     120                  98                 631
  Deferred                                 (1,335)             (2,042)             (1,168)
                                          -------             -------             -------
                                           (1,215)             (1,944)               (537)
                                          -------             -------             -------
Increase in Valuation Allowance               405                 795                  --
                                          -------             -------             -------
                                          ($8,547)            ($3,940)            ($2,440)
                                          =======             =======             =======

A reconciliation of the statutory Federal income tax rate with the effective rate used for the calculation of the income tax (benefit) provision is as follows:

                                                                    FISCAL YEAR ENDED
                                                    ---------------------------------------------------
                                                    JANUARY 29,         JANUARY 30,         JANUARY 31,
                                                       2000                1999                1998
                                                      ------              ------              ------
Statutory Federal income tax rate                       34.0%               34.0%               34.0%
State income taxes, net of Federal benefit               3.7                13.5                 5.7
Increase in Valuation Allowance                         (1.9)               (8.2)                 --
Other                                                    4.2                 1.4                (0.3)
                                                      ------              ------              ------
Effective income tax rate                               40.0%               40.7%               39.4%
                                                      ======              ======              ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The components of the non-current deferred tax liability are as follows:


                                                               JANUARY 29,        JANUARY 30,
                                                                  2000               1999
                                                                -------            -------
Deferred Tax Assets:
Accounts receivable                                             $   232            $    51
Accrued expenses                                                  3,369              4,233
General business and alternative minimum tax credits                859                771
Net operating loss carryforwards                                  8,018              2,593
                                                                -------            -------

Total deferred tax assets                                        12,478              7,648
Less:  Valuation allowance                                        1,200                795
                                                                -------            -------

Total net deferred tax assets                                    11,278              6,853


Deferred Tax Liabilities:
Accelerated tax depreciation                                     12,518             14,648
Inventory                                                           247                499
Other, Net                                                        1,069              2,244
                                                                -------            -------
Total net deferred tax liabilities                               13,834             17,391
                                                                -------            -------

Net Deferred Income Tax Liability                               $ 2,556            $10,538
                                                                =======            =======

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be utilized. The Company files consolidated Federal and separate company state income tax returns. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The general business credit carryforwards have expiration dates ranging from 2017 through 2019. The Company has a Federal net operating loss carryforward of approximately $16,340 at January 29, 2000, which expires in 2019. The Company has state net operating loss carry forwards of approximately $46,286 at January 29, 2000, and $37,000 at January 30, 1999, which have expiration dates ranging from 2000 through 2019.

7. LEASES

      At January 29, 2000, the Company leased all of its stores and two facilities for its corporate office, warehouse and distribution operations. These operating leases expire on varying dates through January 31, 2009.

      At January 29, 2000, aggregate minimum rentals in future periods are as follows:

                                                                 MINIMUM
                 FISCAL                                          RENTAL
                 YEAR                                          COMMITMENT
                 ----                                          ----------
                 2000                                           $ 49,860
                 2001                                             42,967
                 2002                                             38,033
                 2003                                             32,922
                 2004                                             26,131
                 Thereafter                                       46,766
                                                                --------
                 Total                                          $236,679
                                                                ========

      The proceeding does not include contingent rentals which may be payable under certain leases on the basis of percentage of sales in excess of stipulated amounts. The amounts of such additional rentals incurred were as follows:


                 FISCAL
                 YEAR                                            AMOUNT
                 ----                                            ------
                 1999                                            $3,168
                 1998                                             3,524
                 1997                                             3,061

      Total rent expense was as follows:

                 FISCAL
                 YEAR                                            AMOUNT
                 ----                                            ------
                 1999                                           $52,959
                 1998                                            52,865
                 1997                                            53,931


8. EMPLOYEE BENEFIT PLANS AND OTHER COMMITMENTS

      Pursuant to collective bargaining agreements, the Company is obligated to make contributions to union administered health and welfare, retirement and severance funds which provide benefits for the Company's union represented associates. Payments under these agreements amounted to approximately $995, $948 and $967 in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

      In January 1994, the Company adopted a voluntary 401(k) savings plan. The Company matches 25% of each associate's contribution, up to a maximum of 5% of salary. This match is paid in Company common stock purchased by the Trustee on the open market. Approximately $151, $141 and $145 were charged to expense in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

      The Company has a Deferred Compensation Plan covering certain key executives which provides that, at retirement, these executives will receive for a 10-year period an annual predetermined benefit, the amount of which is dependent upon their retirement age. The maximum amount that the executives may receive is being accrued for financial reporting purposes over the employment period. Approximately $160, $160 and $156 were charged to expense in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

      The Company has entered into consulting agreements with certain senior executives whereby, at retirement, these executives will provide consulting and advisory services for a 10-year period. The maximum aggregate amount payable under these agreements is $675 per year.

9. AVAILABLE FOR SALE SECURITIES

      The following is a summary of the available for sale securities which comprise the balance in "marketable securities" at January 29, 2000 and January 30, 1999:

                                                                        GROSS              GROSS
             JANUARY 29,                                             UNREALIZED         UNREALIZED          ESTIMATED
                2000                                  COST              GAINS             LOSSES           FAIR VALUE
                ----                                  ----              -----             ------           ----------
Government Bonds                                     $43,194             $-               $ (99)            $43,095
Other Debt Securities                                 22,218              7                 (19)             22,206
                                                     -------            -----             -----             -------
Total available for sale securities                  $65,412             $7               $(118)            $65,301
                                                     =======            =====             =====             =======

                                                                        GROSS              GROSS
             JANUARY 30,                                             UNREALIZED         UNREALIZED          ESTIMATED
                1999                                  COST              GAINS             LOSSES           FAIR VALUE
                ----                                  ----              -----             ------           ----------
Government Bonds                                     $43,512             $116              $(35)             $43,593
Other Debt Securities                                 16,051               92                (8)              16,135
Municipal Bonds                                        3,002               20                 -                3,022
                                                     -------             ----               ---              -------
Total available for sale securities                  $62,565             $228              $(43)             $62,750
                                                     =======             ====              ====              =======

The cost and estimated fair value of debt securities at January 29, 2000 by contractual maturity are as follows:

                                                                       ESTIMATED
                                                                         FAIR
                                                      COST               VALUE
                                                      ----               -----
       2000                                         $  56,853          $  56,786
       2001                                             8,559              8,515
                                                    ---------          ---------
Total available for sale securities                 $  65,412          $  65,301
                                                    =========          =========

Net gains from the sales of available for sale securities are reported on the consolidated statement of income as "Net Investment (Gain/Income) Loss". The components of Net Investment (Gain/Income) Loss for Fiscal 1999, Fiscal 1998 and Fiscal 1997 are as follows:


                                                           NET                                   NET
                                                        (GAIN) LOSS                           INVESTMENT
                       GROSS              GROSS         ON SALE OF                               (GAIN
FISCAL               REALIZED           REALIZED        GOVERNMENT          DIVIDEND           /INCOME)
YEAR                   GAINS             LOSSES         SECURITIES           INCOME              LOSS
----                   -----             ------         ----------           ------              ----
1999                  $ (94)               $96               $2              $(521)             $(519)
1998                   (113)                 9             (104)              (509)              (613)
1997                    (50)                 7              (43)              (296)              (339)

10. SUBSEQUENT EVENTS (UNAUDITED)

      On April 15, 2000, the Company repurchased $16.7 million of its Convertible Subordinated Debentures prior to their due date of September 27, 2001. The Company will realize an extraordinary gain of $.9 million, net of tax, on this transaction.

      In March 2000, the Board of Directors authorized the repurchase of up to 3 million shares of the Company's common stock in addition to the remaining amount of shares from the May 3, 1999 stock repurchase authorization. This program authorizes the buyback of up to 20.1% of its outstanding common shares. As of April 14, 2000 the Company had repurchased 431,000 shares of common stock at an average cost of $1.63.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                    FISCAL QUARTER ENDED
                                                        ---------------------------------------------------------------------------
                                                           MAY 1,              JULY 31,            OCTOBER 30,         JANUARY 29,
                                                            1999                 1999                 1999                 2000
                                                        ------------         ------------         ------------         ------------
Net sales                                               $     83,407         $     90,913         $     94,837         $    150,966
Gross profit                                            $     21,570         $     20,284         $     23,326         $     43,341
Provision for asset
   impairment                                                     --                   --                   --         $      2,685
(Loss) Income before income
   tax provision and extraordinary item                 ($     7,250)        ($     9,974)        ($     9,090)        $      4,921
Net (loss) income-before extraordinary item             ($     4,277)        ($     5,885)        ($     5,364)        $      2,680
Extraordinary Item, net of tax                                    --                   --                   --                  398
Net (loss) income                                       ($     4,277)        ($     5,885)        ($     5,364)        $      3,078
Net (loss) income per
   common share before extraordinary item (a)(b)(d)     ($      0.26)        ($      0.36)        ($      0.33)        $       0.15
Extraordinary Item                                                --                   --                   --         $       0.02
                                                        ------------         ------------         ------------         ------------

Net (loss) income                                       ($      0.26)        ($      0.36)        ($      0.33)        $       0.17
 Number of shares used in
   computing net income (loss)
   per common share basic and diluted                     17,176,000           17,098,000           17,048,000           16,500,000


                                                                                   FISCAL QUARTER ENDED
                                                        ---------------------------------------------------------------------------
                                                           MAY 2,             AUGUST 1,           OCTOBER 31,          JANUARY 30,
                                                            1998                 1998                 1998                 1999
                                                        ------------         ------------         ------------         ------------
Net sales                                               $     86,194         $     91,422         $     95,682         $    154,921
Gross profit                                            $     21,658         $     21,560         $     22,788         $     44,345
Provision for asset impairment                                    --                   --                   --                1,543
(Loss) income before income tax provision               ($     6,163)        ($     6,509)        ($     6,393)        $      9,384
Net (loss) income                                       ($     3,640)        ($     3,836)        ($     3,772)        $      5,507
Net (loss) income per common share (a)(c)               ($      0.23)        ($      0.24)        ($      0.23)        $       0.31
Number of shares used in computing net (loss)
   income per common share                                17,175,000           17,176,000           17,176,000           17,176,000

(a) Net (loss) income per common share is calculated based on net (loss) income less the dividend requirement of the Convertible Preferred Stock.

(b) Diluted net income per common share, assuming the conversion of the 5.05%. Convertible Preferred Stock and elimination of the related dividend was $0.16, $0.14 before extraordinary item, for the thirteen weeks ended January 29, 2000 on weighted average shares outstanding of 19,706,000.

(c) Diluted net income per common share, assuming conversion of the 5.05% Convertible Preferred Stock and the elimination of the related dividend was $0.27 for the thirteen weeks ended January 30, 1999 on weighted average shares outstanding of 20,377,000.

(d) Difference of $0.01 between full year (loss) income per common share and the resulting (loss) income per common share from the sum of each of the quarters in Fiscal 1999 is due to rounding.

EXHIBIT INDEX

ITEM NO.        DESCRIPTION
--------        -----------
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

10.1        Loan and Security Agreement dated November 30, 1999 among the
            Company, BankBoston Retail Finance, Inc., as Agent, BancBoston
            Robertson Stephens, Inc., as syndication agent, and certain listed
            Banks. (Incorporated herein by reference to the Company's Form 10-Q for the period ended October 30, 1999).

10.2        1989 Stock Option Plan and Form of Agreement pursuant to 1989 Stock
            Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement). (1.)

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

10.7.1      Employment Agreement between the Company and David K. Cully dated
            January 3, 2000.*(1.)


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

10.10.1     Memorandum of Agreement dated April 26, 1999 between the Company and
            Local 99, UNITE extending the term of Agreement covering warehouse employees dated March 16, 1996 to March 15, 2002. (Incorporated herein by reference to the Company's Form 10-K for the year ended
            January 30, 1999).

10.10.2     Agreement dated March 27, 1998 between the Company and Local 99,
            UNITE, covering office employees for a term from July 1, 1997 to June 30, 2000. (Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended January
            31, 1998).

ITEM NO.        DESCRIPTION
--------        -----------
10.11       Lease for Distribution Center space dated December 23, 1991 covering the Distribution and office space in Harrison, NJ (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on
            Form 8-K, dated January 2, 1992).

10.11.1     Lease Modification Agreement dated June 19, 1995 covering the
            Distribution Center and Office space in Harrison, NJ. (Incorporated herein by reference to the Company's Form 10-K for the year ended
            January 30, 1999).

10.11.2     Lease Modification Agreement dated July 22, 1998 covering the
            Distribution Center and Office space in Harrison, NJ. (Incorporated herein by reference to the Company's Form 10-K for the year ended
            January 30, 1999).

10.12       Lease for Distribution Center space, in North Las Vegas, Nevada.
            (Incorporated herein by reference to Exhibit 1 to the Company's Form
            10-Q, for the period ended July 25, 1992).

10.12.1 Lease for Distribution Center located in Hazleton, Pennsylvania, dated March 23, 2000.*


10.13 Lechters Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended
            August 1, 1998). (1.)

21          Subsidiaries of the Company .*

23          Consent of Deloitte & Touche LLP.*

27          Financial Data Schedule *

*           Filed herewith.

(1.)        Management Compensatory Plan.