Form 10-Q
period 2000-04-29
LECHTERS INC
filed 2000-06-13
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                   FORM 10-Q

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended April 29, 2000

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

                                    YES    X      NO
                                        ------
The number of shares of the Registrant's common stock, without par value, outstanding at June 6, 2000: 15,426,586:

                        LECHTERS, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                        FOR QUARTER ENDED APRIL 29, 2000
                                     INDEX

                                                                        Page No.
 PART I.  Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets at                            1
                April 29, 2000 and January 29, 2000

                Consolidated Statements of Operations                     2
                for the Thirteen Weeks Ended
                April 29, 2000 and May 1,1999

                Consolidated Statements of Cash Flows                     3
                for the Thirteen Weeks Ended
                April 29, 2000 and May 1,1999

                Consolidated Statement of Shareholders'                   4
                Equity for the Thirteen Weeks Ended
                April 29, 2000

                Notes to Consolidated Financial Statements                5-7

        Item 2. Management's Discussion and Analysis of                   8-9
                Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About            9-10
                Market Risk

PART II.  Other Information

        Item 6. Exhibits and Reports on Form 8-K                          10

                             SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this quarterly report on Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

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

Part I.   Financial Information
Item 1.  Financial Statements
                        LECHTERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)


                                               April 29, 2000   January 29, 2000
                                               --------------   ----------------
                                                (unaudited)
        ASSETS
Current Assets:
        Cash and Cash Equivalents                    $4,742             $9,917
        Marketable Securities                        27,696             65,301
        Accounts Receivable                           6,793              2,881
        Merchandise Inventories                     115,122            103,100
        Prepaid Expenses                              4,265              2,043
                                               --------------   ----------------
        Total Current Assets                        158,618            183,242

Property and Equipment:
        Fixtures and Equipment                       56,349             56,194
        Leasehold Improvements                       92,587             92,368
                                               --------------   ----------------
                                                    148,936            148,562
        Less Accumulated Depreciation
        and Amortization                             96,678             93,780
                                               --------------   ----------------
        Net Property and Equipment                   52,258             54,782

Other Assets                                         11,591             11,497
                                               --------------   ----------------
Total Assets                                       $222,467           $249,521
                                               ==============   ================

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts Payable                            $14,553            $16,305
        Dividends Payable-Preferred Stock               - -              1,010
        Salaries, Wages and Other Accrued
        Expenses                                     14,059             15,662
        Taxes, Other Than Income Taxes                1,959              2,041
                                               --------------   ----------------
        Total Current Liabilities                    30,571             35,018

Long-Term Debt
        5% Convertible Subordinated Debentures
        due September 27, 2001 (Net of
        Unamortized Discount of $1,399
        and $2,251, respectively)                   41,906              57,804
                                               --------------   ----------------
          Total Long-Term Debt                      41,906              57,804

Deferred Income Taxes and Other Deferred
Credits                                             12,729              12,538

Shareholders' Equity:
        Convertible Preferred Stock, $100
        Par Value
            Authorized 1,000,000 Shares,
            Issued and Outstanding Series
            A-149,999 Shares and Series
            B-50,001 Shares                          20,000             20,000
        Common Stock, No Par Value,
        Authorized-50,000,000
            Shares, Issued 17,176,286 and
            17,176,286, respectively                     58                 58
        Accumulated Other Comprehensive Loss            (94)               (65)
        Additional Paid-in-Capital                   62,380             62,380
        Retained Earnings                            57,128             63,129
                                               --------------   ----------------
                                                    139,472            145,502
        Less: Treasury Stock at Cost
            Common Stock:  1,219,700 shares
            and 684,000 shares, respectively         (2,211)            (1,341)
                                               --------------   ----------------
        Total Shareholders' Equity                  137,261            144,161
                                               --------------   ----------------

Total  Liabilities  and  Shareholders' Equity      $222,467           $249,521
                                               ==============   ================

          See accompanying notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except share and per share data)

                                                    Thirteen Weeks Ended
                                                    --------------------
                                              April 29, 2000        May 1, 1999
                                              --------------       -------------
                                                         (unaudited)


Net Sales                                           $83,743             $83,407

Cost of Goods Sold
  (including occupancy and indirect costs)           63,822              61,837
                                              --------------        ------------
Gross Profit                                         19,921              21,570

Selling, General and Administrative Expenses         30,285              28,734
                                              --------------        ------------
Operating Loss                                      (10,364)             (7,164)

Other Expenses (Income):
   Interest Expense                                     977               1,133
   Interest Income                                     (693)               (807)
   Net Investment Gain/Income                           (63)               (240)
                                              --------------        ------------
       Total Other Expenses (Income)                    221                  86
                                              --------------        ------------
Loss Before Tax Benefit and Extraordinary Item      (10,585)             (7,250)

Income Tax Benefit                                   (3,705)             (2,973)
                                              --------------        ------------
Net Loss Before Extraordinary Item                   (6,880)             (4,277)

Extraordinary Item - Gain on Early
Extinguishment
   of Debentures (net of income tax of $474)            879                 - -
                                              --------------        ------------
Net Loss                                             (6,001)             (4,277)

Preferred Stock Dividend Requirement                    252                 252
                                              --------------        ------------

Net Loss Available to Common Shareholders           ($6,253)            ($4,529)
                                              ==============        ============
Net Loss Per Common Share
   Basic
    Loss Before Extraordinary Item                   ($0.43)             ($0.26)
    Extraordinary Item                                 0.05                 - -
                                              --------------       -------------
    Net Loss                                         ($0.38)             ($0.26)
                                              ==============       =============

  Diluted
   Loss Before Extraordinary Item                    ($0.43)             ($0.26)
   Extraordinary Item                                  0.05                 - -
                                              --------------       -------------
   Net Loss                                          ($0.38)             ($0.26)
                                              ==============       =============
Weighted Average Common Shares Outstanding
   Basic and Diluted                             16,401,000          17,176,000
                                              ==============       =============

          See accompanying notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                     Thirteen Weeks Ended
                                                     --------------------
                                              April 29, 2000       May 1,1999
                                              ---------------      -----------
                                                          (unaudited)
Cash Flows from Operating Activities:
   Net Loss                                         ($6,001)            ($4,277)

Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Depreciation and Amortization                    3,888               3,960
     Gain on Repurchase of Debentures                (1,353)                - -
     Other                                              261                 364
   Changes in Operating Assets and Liabilities:
     Increase in Accounts Receivable                 (3,912)             (3,617)
     Increase in Merchandise Inventories            (12,022)            (18,744)
     Increase in Prepaid Expenses                    (2,222)             (2,656)
     (Decrease)/Increase in Accounts Payable,
        Accrued Salaries, Wages and Other
        Accrued
        Expenses and Taxes, Other than Income
        Taxes                                        (3,437)              6,358
     Increase in Other Assets                          (741)             (1,783)
                                              ---------------      -------------

   Net Cash Used in Operating Activities            (25,539)            (20,395)

Cash Flows from Investing Activities:
   Capital Expenditures                                (567)             (1,672)
   Decrease/(Increase) in Available for
     Sales Securities                                37,572                (270)
                                              ---------------      -------------

   Net Cash Provided by (Used in) Investing
     Activities                                      37,005              (1,942)
                                              ---------------      -------------

Cash Flows from Financing Activities:
     Payment of Preferred Stock Dividend             (1,010)             (1,010)
     Purchase of Treasury Stock                        (870)                - -
     Repurchase of Debentures                       (14,761)                - -
                                              ---------------      -------------

     Net Cash Used in Financing Activities          (16,641)             (1,010)
                                              ---------------      -------------

Net Decrease in Cash and Cash Equivalents            (5,175)            (23,347)

Cash and Cash Equivalents, Beginning of Period        9,917              35,503
                                              ---------------      -------------

Cash and Cash Equivalents, End of Period             $4,742             $12,156
                                              ===============      =============

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Period for:
     Interest                                          $437                $- -
                                              ===============      =============
     Income Taxes                                       $31                 $15
                                              ===============      =============

          See accompanying notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)


                                  Convertible    Additional                     Accumulated
                      Common       Preferred      Paid-In       Retained    Other Comprehensive    Treasury            Comprehensive
                      Stock          Stock        Capital       Earnings           Loss             Stock       Total       Loss
                     --------     -----------   -----------    ----------   -------------------   ---------   -------- -------------
Balance,
 January 29, 2000        $58         $20,000       $62,380       $63,129              ($65)        ($1,341)  $144,161
Net Loss - Thirteen
Weeks
 Ended April 29, 2000    - -             - -           - -        (6,001)              - -             - -     (6,001)       (6,001)
Other Comprehensive
Loss
 Net of Tax:
 Unrealized Loss on
 Available for Sale
 Securities              - -             - -           - -           - -               (29)            - -        (29)          (29)
Purchase of Treasury
Stock                    - -             - -           - -           - -               - -            (870)      (870)          - -
                     --------     -----------   -----------    ----------   -------------------   ---------  --------- -------------
Balance,
 April 29, 2000
 (unaudited)             $58         $20,000       $62,380       $57,128              ($94)        ($2,211)  $137,261       ($6,030)
                     ========     ===========   ===========    ==========   ===================   =========  ========= =============


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

     The Company's results of operations for the thirteen weeks ended April 29, 2000 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 2000.

2.   NET LOSS PER SHARE

     "Basic" net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen weeks ended April 29, 2000 and May 1, 1999. With respect to "diluted" net loss per share, stock options, which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen weeks ended April 29, 2000 and May 1, 1999.

3.   SEGMENT INFORMATION

          The Company defines its principal business into two segments, the Specialty Housewares segment, which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment, which operates as Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM). The contribution of these segments, as well as "corporate and other" for the thirteen weeks ended April 29, 2000 and May 1, 1999 are summarized below. "Corporate and other" includes general corporate expenses, principally service office expense and distribution centers as well as interest income and expense.

     The Company's segment disclosures are as follows:


                                                    Thirteen Weeks Ended
                                                    --------------------
                                            April 29, 2000           May 1, 1999
                                            --------------           -----------
SALES
Specialty Housewares                              $63,755               $64,646
Off-Price Home Business                            19,988                18,761
                                            --------------           -----------

Total Sales                                       $83,743               $83,407
                                            ==============           ===========

LOSS BEFORE INCOME TAX BENEFIT
Specialty Housewares                              ($1,689)                ($385)
Off-Price Home Business                               640                   378
Corporate and Other                                (9,315)               (7,157)
                                            --------------           -----------
Operating Loss                                    (10,364)               (7,164)
Other Expenses (Income)                               221                    86
                                            --------------           -----------

Total Loss Before Income Tax Benefit             ($10,585)              ($7,250)
                                            ==============           ===========

DEPRECIATION AND AMORTIZATION EXPENSE
Specialty Housewares                               $2,009                $2,250
Off-Price Home Business                               415                   369
Corporate and Other                                 1,464                 1,341
                                            --------------           -----------

Total Depreciation and Amortization Expense        $3,888                $3,960
                                            ==============           ===========

CAPITAL ADDITIONS
Specialty Housewares                                 $189                $1,024
Off-Price Home Business                               122                   367
Corporate and Other                                   256                   281
                                            --------------           -----------

Total Capital Additions                              $567                $1,672
                                            ==============           ===========

TOTAL ASSETS
Specialty Housewares                              $92,759              $102,762
Off-Price Home Business                            23,007                23,617
Corporate and Other                               106,701               142,684
                                            --------------           -----------

Total Assets                                     $222,467              $269,063
                                            ==============           ===========

4.   COMPREHENSIVE LOSS

     The following is a summary of the Company's comprehensive loss:



                                                    Thirteen Weeks Ended
                                                    --------------------
                                            April 29, 2000           May 1, 1999
                                            --------------           -----------
Net  Loss                                         ($6,001)              ($4,277)

Components of
Comprehensive Loss:

Unrealized Loss on Available-For-Sale
     Securities, Net of Applicable Income
     Tax Benefit                                      (29)                 (104)
                                            --------------           -----------

Comprehensive Loss                                ($6,030)              ($4,381)
                                            ==============           ===========


5.   STOCK REPURCHASE PLAN

     In May 1999, the Board of Directors authorized the Company to repurchase of up to one million shares of the Company's common stock from time to time when warranted by market conditions. In March 2000, the Board of Directors authorized an additional repurchase of up to 3 million shares of the Company's common stock. During Fiscal 1999, the Company purchased 684,000 shares at an average cost of $1.96. For the thirteen weeks ended April 29, 2000 an additional 535,700 shares were purchased at an average cost of $1.625 per share. Subsequent to April 29, 2000, the Company has purchased an additional 530,000 shares at an average cost of $1.47 per share, bringing the total amount of treasury stock, as of June 7, 2000 to 1,749,700 shares at an average cost of $1.71 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 29, 2000 IN COMPARISON WITH THIRTEEN WEEKS ENDED MAY 1, 1999.

(Amounts in thousands, except share and per share amounts)

For the thirteen weeks ended April 29, 2000 ("First Quarter 2000") the Company's total comparable store sales increased 3.8%. Comparable store sales for the Specialty Housewares segment, which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), increased 3.5% while comparable store sales for the Off-Price Home Business segment, comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM), increased 5.0%. On an overall basis, net sales for First Quarter 2000 increased $336 to $83,743, a 0.4% increase from $83,407 reported for the comparable thirteen week period of the prior fiscal year ("First Quarter 1999"). The increase was primarily attributable to the previously mentioned increase in comparable store sales and to increased promotional activity, including accelerated price reductions as compared to First Quarter 1999. For First Quarter 2000, sales for the Specialty Housewares segment, which had 45 or 10.2% fewer locations, decreased 1.4%, while sales for the Off-Price Home Business segment, which had 14 fewer locations, increased 6.5%. During First Quarter 2000, the Company opened one store and closed seven stores, reducing the stores in operation at April 29, 2000 to 517 from the 523 open as of January 29, 2000. At the end of First Quarter 1999 there were 576 stores in operation.

Gross Profit for the quarter was $19,921, a decrease of $1,649 from $21,570 for First Quarter 1999. The Gross Profit rate was 23.8% of net sales compared with 25.9% in the prior year. By operating segment, gross profit for Specialty Housewares decreased $1,788 to $14,108 or 22.1% of net sales, while the Off-Price Home Business gross profit increased $139 to $5,813 or 29.1% of net sales. The reduction in gross profit, both in amount and rate, was due to a change in the Company's inventory and promotional strategies for Fiscal Year 2000. The Company has adopted a strategy of accelerating price reductions. While the price reductions reduced gross profit in the period compared to last year, they stimulated sales and improved the Company's inventory position.

Selling, General and Administrative Expenses increased $1,551 to $30,285, which constituted 36.2% of sales, an increase in the expense rate of 1.7% from First Quarter 1999. The increase in expenses was due to the amortization of new systems, additional outside warehousing expenses and administration expenses to support the Company's new business initiatives including the e-commerce strategy.

Other (Income)/Expense for the first quarter increased $135 to an expense of $221, 0.3% of sales compared to $86, 0.1% of sales, for First Quarter 1999. The increase was due to the reduction in the interest income and investment income reflecting the lower balances of cash and marketable securities, partially offset by a reduction in interest expense due to the repurchases of $21,695 face value, of the Convertible Subordinated Debentures prior to their due date of September 27, 2001.

By operating segment, Specialty Housewares incurred a loss before taxes of $1,689 and the Off-Price Home Business contributed income before income taxes of $640 for First Quarter 2000. "Corporate and other" expenses totaled a loss before taxes of $9,315 for First Quarter 2000.

The Company recognized an extraordinary gain of $879, net of tax, from the repurchase of $16,750 of Convertible Subordinated Debentures prior to their due date of September 27, 2001.

The net loss for First Quarter Fiscal 2000 was $6,001 compared to a net loss for Fiscal 1999 of $4,277. The increased loss was primarily the result of reduced gross profit, and the net effect of other contributing factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow during the thirteen weeks ended April 29, 2000 as reflected on the Consolidated Statements of Cash Flows, was a net decrease in cash and cash equivalents of $5,175. Operating activities, comprised of the operating loss of $6,001 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, utilized $25,539 of cash during First Quarter 2000. Significant components of operating activities for the first quarter included depreciation and amortization which is a non-cash expense of $3,888, merchandise inventories which increased using $12,022 of cash. Accounts receivable and prepaid expenses increased $3,912 and $2,222, respectively. Accounts payable, accrued expenses and taxes other than income taxes decreased and utilized cash of $3,437.

Investing activities provided net cash of $37,005 compared to a net use of cash of $1,942 during the thirteen weeks ended May 1, 1999, due to the decrease in Marketable Securities of $37,572.

Capital expenditures were primarily for construction of and fixtures for new stores, renovations and remodels of existing stores. Capital expenditures were $567 compared to $1,672 for First Quarter 1999.

Cash flows from financing activities utilized $16,641 of cash. The repurchase of $16,750 face value of the Company's Convertible Subordinated Debentures utilized $14,761 of cash. The Company paid $1,010 in dividends on the Convertible Preferred Stock and purchased 535,700 shares of treasury stock at a cost of $870. Subsequent to April 29, 2000, the Company purchased an additional 530,000 shares at an average cost of $1.47 per share.

On November 30, 1999, the Company entered into a new $120 million senior secured revolving credit facility with BankBoston Retail Finance Inc. and other financial institutions, replacing the Company's credit agreement which was to expire on March 26, 2001. The proceeds of the credit facility may be used for:
(i) on-going working capital requirements; (ii) the replacement, refinancing or retirement of certain of the Company's securities, and/or (iii) other general corporate purposes. The credit facility is scheduled to mature on December 1, 2003.

The credit facility permits the Company to repurchase its 5% convertible subordinated debentures and/or up to $10 million of its capital stock, provided that the Company can show excess availability under the credit facility of not less than $25 million, after giving effect to the repurchases.

As of April 29, 2000 there were no outstanding borrowings under the facility. The credit facility is secured by a security interest in substantially all of the Company's assets.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Although the Company has not had to borrow funds under the Credit Agreement during First Quarter 2000 and First Quarter 1999, should it need to utilize the line of credit for direct borrowings, the interest rate is subject to market conditions at the time of the borrowing.

PART II.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits.

3.1 Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-29465 (the "Registration Statement")).

3.2       By-laws of the Company  (Incorporated  herein by  reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-1 File No. 33-40372).

4.1 Preferred Stock Purchase Agreement dated April 5, 1996 (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997).

4.2 Indenture, dated as of September 27, 1991, between the Company and Chemical Bank, as Trustee (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 25,
          1992).

27  Financial Data Schedule*

b.  Reports on Form 8-K.

1. No reports on Form 8-K were filed for the quarter for which this report is filed.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LECHTERS, INC.

     By:  /s/ Daniel L. Anderton        /s/ John D. Sullivan
          ----------------------        --------------------
          Principal Financial Officer,  Principal Accounting Officer, and
          and Vice President-Finance    Vice President and Corporate Controller


Date:   June 13, 2000