Form 10-Q
period 2000-07-29
LECHTERS INC
filed 2000-09-12
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                    FORM 10-Q

x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended July 29, 2000

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

                              YES     X            NO
                                   ------              ------

The number of shares of the Registrant's common stock, without par value, outstanding at September 6, 2000: 15,354,986:

                         LECHTERS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                         FOR QUARTER ENDED JULY 29, 2000
                                      INDEX


                                                                 Page No.
PART I.       Financial Information


      Item 1. Financial Statements

              Consolidated Balance Sheets at                          1
              July 29, 2000 and January 29, 2000

              Consolidated Statements of Operations                   2
              for the Thirteen and Twenty-Six Weeks Ended
              July 29, 2000 and July 31,1999

              Consolidated Statements of Cash Flows                   3
              for the Thirteen and Twenty-Six Weeks Ended
              July 29, 2000 and July 31,1999

              Consolidated Statement of Shareholders'                 4
              Equity for the Twenty-Six Weeks Ended
              July 29, 2000

              Notes to Consolidated Financial Statements            5-7

     Item 2.  Management's Discussion and Analysis of              8-10
              Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About         10
              Market Risk

PART II.      Other Information

     Item 4.  Submission of Matters to a Vote of Security         10-11
              Holders.

     Item 6.  Exhibits and Reports on Form 8-K                    11-12

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

Part I.   Financial Information
          ---------------------
Item 1.   Financial Statements

                         LECHTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                           July 29, 2000        January 29, 2000
                                           -------------        ----------------
                                            (unaudited)
                      ASSETS
Current Assets:
     Cash and cash equivalents                  $11,791                  $9,917
     Marketable securities                        4,797                  65,301
     Accounts receivable                         12,872                   2,881
     Merchandise inventories                    113,166                 103,100
     Prepaid expenses                             6,172                   2,043
                                           -------------        ----------------

        Total Current Assets                    148,798                 183,242

Property and equipment:
     Fixtures and equipment                      57,817                  56,194
     Leasehold improvements                      93,462                  92,368
                                           -------------        ----------------
                                                151,279                 148,562
Less accumulated depreciation and
amortization                                     98,678                  93,780
                                           -------------        ----------------
Net property and equipment                       52,601                  54,782

Other Assets                                     11,785                  11,497
                                           -------------        ----------------
      Total Assets                            $ 213,184               $ 249,521
                                           =============        ================

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                           $  13,265               $  16,305
     Dividends payable-preferred stock              - -                   1,010
     Salaries, wages and other accrued
     expenses                                    16,087                  15,662
     Taxes, other than income taxes               1,576                   2,041
                                           -------------        ----------------
              Total Current Liabilities          30,928                  35,018

Long-Term Debt 5% Convertible subordinated
     debentures  due September 27, 2001
     (net of unamortized discount of
     $1,160 and $2,251, respectively)            42,145                  57,804
                                           -------------        ----------------
        Total long-term debt                     42,145                  57,804

Deferred income taxes and other deferred
credits                                          12,979                  12,538

Shareholders' Equity:
 Convertible preferred stock,$100 par
   value authorized 1,000,000 shares,
   Issued and outstanding Series A-149,999
   shares and Series B-50,001 shares             20,000                  20,000
 Common stock, no par value,
   authorized-50,000,000
   shares, issued 17,176,286
   and 17,176,286, respectively                      58                      58
 Accumulated other comprehensive loss                (5)                    (65)
   Additional paid-in-capital                    62,380                  62,380
   Retained earnings                             47,710                  63,129
                                           -------------        ----------------
                                                130,143                 145,502
 Less: Treasury Stock at cost
   Common Stock:  1,766,300 shares
   and 684,000 shares, respectively              (3,011)                 (1,341)
                                           -------------        ----------------
    Total Shareholders' Equity                  127,132                  144,161
                                           -------------        ----------------

Total Liabilities And Shareholders' Equity    $ 213,184               $ 249,521
                                           =============        ================

          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)

                                             Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                          July 29,           July 31,               July 29,           July 31,
                                            2000              1999                    2000               1999
                                          --------           --------               --------           --------
                                                 (UNAUDITED)                                (UNAUDITED)
Net sales                                 $ 84,193           $ 90,913               $167,936           $174,320
Cost of goods sold
(including  occupancy and indirect
costs)                                      64,796             70,629                128,618            132,466
                                        -----------        -----------            -----------        -----------

Gross profit                                19,397             20,284                 39,318             41,854

Selling, general and administrative
expenses                                    33,118             29,858                 63,403             58,592
                                        -----------        -----------            -----------        -----------

Operating loss                             (13,721)            (9,574)               (24,085)           (16,738)
Other expenses(income):
  Interest expense                             957              1,139                  1,934              2,272
  Interest income                             (162)              (645)                  (855)            (1,452)

  Net investment gain/income                   (26)               (94)                   (89)              (334)
                                        -----------        -----------            -----------        -----------
       Total other expenses(income)            769                400                    990                486
                                        -----------        -----------            -----------        -----------

Loss before tax benefit and
 extraordinary item                        (14,490)            (9,974)               (25,075)           (17,224)

Income tax benefit                          (5,072)            (4,089)                (8,777)            (7,062)
                                        -----------        -----------            -----------        -----------


Net loss before extraordinary item          (9,418)            (5,885)               (16,298)           (10,162)

Extraordinary item - gain on early
 extinguishment of debentures (net of
 income tax of $474)                           - -                - -                    879                - -
                                        -----------        -----------            -----------        -----------
Net loss                                    (9,418)            (5,885)               (15,419)           (10,162)

Preferred stock dividend requirement           253                253                    505                505
                                        -----------        -----------            -----------        -----------

Net loss available to common
 shareholders                             ($ 9,671)          ($ 6,138)              ($15,924)          ($10,667)
                                        ===========        ===========            ===========        ===========

Net loss per common share
 Basic and Diluted
   Loss before extraordinary item           ($0.62)            ($0.36)                ($1.04)            ($0.62)
   Extraordinary item                          - -                - -                   0.05                - -
                                        -----------        -----------            -----------        -----------
   Net loss                                 ($0.62)            ($0.36)                ($0.99)            ($0.62)
                                        ===========        ===========            ===========        ===========
Weighted average common shares
Outstanding
  Basic and diluted                     15,618,000         17,098,000             16,010,000         17,137,000
                                        ===========        ===========            ===========        ===========

          See accompanying notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                            Twenty-Six Weeks Ended
                                                            ----------------------
                                                      July 29, 2000       July 31,1999
                                                      -------------       ------------
                                                              (unaudited)

Cash flows from operating activities:
   Net loss                                               ($15,419)         ($ 10,162)

Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                          7,786              7,904
      Gain on repurchase of debentures                      (1,353)               - -
      Other                                                    440                911
       Changes in operating assets and liabilities:
         Increase in accounts receivable                    (9,991)            (6,575)
         Increase in merchandise inventories               (10,066)           (24,278)
         Increase in prepaid expenses                       (4,129)            (4,396)
         (Decrease)/increase in accounts payable,
           accrued salaries, wages and other accrued
           expenses and taxes, other than income taxes      (3,080)             3,995
         Increase in other assets                           (1,551)            (2,769)
                                                      -------------       ------------
        Net cash used in operating activities              (37,363)           (35,370)

Cash flows from investing activities:
        Capital expenditures                                (3,930)            (3,946)
        Decrease in available for sales securities          60,608             15,782
                                                      -------------       ------------
        Net cash provided by investing activities           56,678             11,836

Cash flows from financing activities:
        Payment of preferred stock dividend                 (1,010)            (1,010)
        Purchase of treasury stock                          (1,670)              (218)
        Repurchase of debentures                           (14,761)               - -
                                                      -------------       ------------
        Net cash used in financing activities              (17,441)            (1,228)
                                                      -------------       ------------

Net increase/(decrease) in cash and cash equivalents         1,874            (24,762)

Cash and cash equivalents, beginning of period               9,917             35,503
                                                      -------------       ------------

Cash and cash equivalents, end of period                    $11,791           $10,741
                                                      =============       ============

Supplemental  disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                            $  525            $   - -
                                                      =============       ============
        Income taxes                                        $   62            $    77
                                                      =============       ============

          See accompanying notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                               Accumulated
                                       Convertible    Additional                  Other
                              Common    Preferred      Paid-In     Retained   Comprehensive      Treasury              Comprehensive
                              Stock       Stock        Capital     Earnings       Loss            Stock        Total        Loss
                              ------   -----------    ----------   --------   -------------      ---------   --------  -------------


Balance,
   January 29, 2000            $58       $20,000       $62,380     $63,129        ($65)           ($1,341)   $144,161
Net loss - twenty-six
weeks
   ended July 29, 2000         - -          - -            - -     (15,419)        - -                - -     (15,419)     (15,419)
Other comprehensive income
   net of tax:
   Unrealized gain on
   available for sale
   securities                  - -          - -            - -         - -          60                - -          60           60
Purchase of treasury stock     - -          - -            - -         - -         - -             (1,670)     (1,670)         - -
                              ------   -----------    ----------   --------   -------------      ---------   --------- -------------
Balance,
   July 29, 2000 (unaudited)   $58       $20,000       $62,380     $47,710         ($5)           ($3,011)   $127,132     ($15,359)
                              ======   ===========    ==========   ========   =============      =========   ========= =============

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

     The Company's results of operations for the thirteen and twenty-six weeks ended July 29, 2000 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 2000.

2.   NET LOSS PER SHARE

     "Basic" net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999. With respect to "diluted" net loss per share, stock options, which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999.

3.   SEGMENT INFORMATION

     The Company defines its principal business into two segments, the Specialty Housewares segment, which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment, which operates as Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM). The contribution of these segments, as well as "corporate and other" for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 are summarized below. "Corporate and other" includes general corporate expenses, principally service office expense and distribution centers, as well as interest income and expense.

     The Company's segment disclosures are as follows:

                                   Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                              July 29, 2000    July 31, 1999            July 29, 2000    July 31, 1999
                              -------------    -------------            -------------    -------------

SALES
Specialty Housewares               $63,532          $68,954                 $127,287         $133,600
Off-Price Home Business             20,661           21,959                   40,649           40,720
                              -------------    -------------            -------------    -------------

Total sales                        $84,193          $90,913                 $167,936         $174,320
                              =============    =============            =============    =============

LOSS BEFORE INCOME TAX BENEFIT
Specialty Housewares               ($1,439)         ($2,400)                 ($3,128)         ($2,785)
Off-Price Home Business             (1,350)             401                     (710)             779
Corporate and other                (10,932)          (7,575)                 (20,247)         (14,732)
                              -------------    -------------            -------------    -------------
Operating loss                     (13,721)          (9,574)                 (24,085)         (16,738)
Other expenses                         769              400                      990              486
                              -------------    -------------            -------------    -------------

Total loss before income tax
benefit                           ($14,490)         ($9,974)                ($25,075)        ($17,224)
                              =============    =============            =============    =============

DEPRECIATION AND AMORTIZATION
  EXPENSE
Specialty Housewares                $2,001           $2,203                   $4,010           $4,453
Off-Price Home Business                391              372                      806              741
Corporate and other                  1,506            1,369                    2,970            2,710
                              -------------    -------------            -------------    -------------

Total depreciation and
amortization expense                $3,898           $3,944                   $7,786           $7,904
                              =============    =============            =============    =============

CAPITAL ADDITIONS
Specialty Housewares                $  695           $1,486                  $   884           $2,510
Off-Price Home Business              1,130              100                    1,252              467
Corporate and other                  1,538              688                    1,794              969
                              -------------    -------------            -------------    -------------

Total capital additions             $3,363           $2,274                   $3,930           $3,946
                              =============    =============            =============    =============

TOTAL ASSETS                  July 29, 2000    July 31, 1999
                              -------------    -------------

Specialty Housewares              $ 90,415         $104,464
Off-Price Home Business             23,062           24,345
Corporate and other                 99,707          132,260
                              -------------    -------------

Total assets                      $213,184         $261,069
                              =============    =============


4.   COMPREHENSIVE LOSS

     The following is a summary of the Company's comprehensive loss:



                                                       Twenty-Six Weeks Ended
                                                       ----------------------
                                                   July 29, 2000  July 31,1999
                                                   -------------  ------------
Net Loss                                               ($15,419)     ($10,162)

Components of comprehensive loss:

Unrealized gain/(loss)on available-for-sale
  securities, net of applicable income tax
  provision/benefit                                          60          (175)
                                                   -------------  ------------

Comprehensive loss                                     ($15,359)     ($10,337)
                                                   =============  ============


5.   STOCK REPURCHASE PLAN

     In May 1999, the Board of Directors authorized the Company to repurchase up to one million shares of the Company's common stock from time to time when warranted by market conditions. In March 2000, the Board of Directors authorized an additional repurchase of up to 3 million shares of the Company's common stock. During Fiscal 1999, the Company purchased 684,000 shares at an average cost of $1.96. As of July 29, 2000 an additional 1,082,300 shares were purchased at an average cost of $1.54 per share. Subsequent to July 29, 2000, the Company has purchased an additional 55,000 shares at an average cost of $1.24 per share, bringing the total amount of treasury stock, as of September 6, 2000 to 1,821,300 shares at an average cost of $1.69 per share.

6.   SUBSEQUENT EVENT-DEBENTURE REPURCHASE

     During the period subsequent to July 29, 2000, through September 6, 2000, the Company has repurchased $2,315 of its Convertible Subordinated Debentures prior to their due date of September 27, 2001. The Company will realize an extraordinary gain of approximately $220, net of taxes, from these transactions that will be reflected in the third quarter of Fiscal 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

THIRTEEN WEEKS ENDED JULY 29, 2000 IN COMPARISON WITH THIRTEEN WEEKS ENDED JULY 31, 1999.

For the thirteen weeks ended July 29, 2000 ("Second Quarter 2000") the Company's total comparable store sales decreased 3.0%. Comparable store sales for the Specialty Housewares segment, which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), decreased 2.6% while comparable store sales for the Off-Price Home Business segment, comprised of Famous Brands Housewares Outlet(R) and Cost Less Home StoreSM, decreased 4.4%. On an overall basis, net sales for Second Quarter 2000 decreased $6,720 to $84,193, a 7.4% decrease from $90,913 reported for the comparable thirteen week period of the prior fiscal year
("Second Quarter 1999"). The decrease was attributable to the previously mentioned decrease in comparable store sales, and was also due to the reduction in stores in operation which averaged 60 less locations for Second Quarter 2000 compared to Second Quarter 1999. For Second Quarter 2000, sales for the Specialty Housewares segment, which had 47 or 10.8% fewer locations, decreased 7.9% to $63,532, while sales for the Off-Price Home Business segment, which had 13 fewer locations, decreased 5.9% to $20,661. During Second Quarter 2000, the Company opened one store and closed seven stores, reducing the stores in operation at July 29, 2000 to 511 from the 523 open as of January 29, 2000. At the end of Second Quarter 1999 there were 571 stores in operation.

Gross Profit for the quarter was $19,397, a decrease of $887 from $20,284 for Second Quarter 1999. The Gross Profit rate was 23.0% of net sales compared with 22.3% in the prior year. By operating segment, gross profit for Specialty Housewares decreased $343 to $13,842 or 21.8% of net sales, while the Off-Price Home Business gross profit decreased $544 to $5,555 or 26.9% of net sales. The reduction in gross profit dollars was due to lower sales over the prior year. The increased gross profit rate was due to accelerated price reductions in the first quarter reducing the amount compared to the same period last year.

Selling, General and Administrative Expenses increased $3,260 to $33,118, which constituted 39.3% of sales, an increase in the expense rate of 6.5% from Second Quarter 1999. The increase in expenses was due to the amortization of new systems, the Company's new distribution center, both of which should provide operating efficiencies in the future, and the Company's developing e-commerce strategy, Lechters.com, which incurred $1,349 of the expense increase.

Other Expense for the second quarter increased $369 to an expense of $769, 0.9% of sales compared to $400, 0.4% of sales, for Second Quarter 1999. The increase was due to the reduction in the interest income and investment income reflecting the lower balances of cash and marketable securities, partially offset by a reduction in interest expense due to the repurchases of $21,695 face value of the Convertible Subordinated Debentures prior to their due date of September 27, 2001.

By operating segment for Second Quarter 2000, Specialty Housewares incurred a loss before tax benefit of $1,439 compared to a loss before tax benefit of $2,400 for Second Quarter 1999. For the same period, the Off-Price Home Business incurred a loss before income tax benefit of $1,350 compared to income of $401 for Second Quarter 1999. "Corporate and other" expenses including Lechters.com costs increased the loss before tax benefit by $10,932 for Second Quarter 2000 as compared to $7,575 for Second Quarter Fiscal 1999.

The net loss for Second Quarter Fiscal 2000 was $9,418 compared to a net loss for the comparable period of Fiscal 1999 of $5,885. The increased loss was the result of decreased sales which reduced gross profit and the net effect of other contributing expense factors noted above.

TWENTY-SIX WEEKS ENDED JULY 29, 2000 IN COMPARISON WITH TWENTY-SIX WEEKS ENDED JULY 31, 1999.

For the twenty-six weeks ended July 29, 2000 the Company's total comparable store sales increased 0.3%. Comparable store sales for the Specialty Housewares segment, which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), increased 0.4% while comparable store sales for the Off-Price Home Business segment, comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM), decreased 0.1%. The sales decrease was due to the reduced number of stores in operation during Fiscal 2000, which averaged 59 fewer store locations than 1999. Year-to-date the total Company's net sales decreased $6,384 to $167,936, a 3.7% decrease from $174,320 reported for the comparable period of the prior fiscal year. Total sales for the Specialty Housewares segment decreased 4.7% to $127,287 while sales for the Off-Price Home Business decreased 0.2% to $40,649. As of July 29, 2000 the Company has opened two stores and closed fourteen stores, operating a total of 511 stores (comprised of 389 Specialty Housewares stores and 122 Off-Price Home Business stores) in 41 states and the District of Columbia compared with 571 stores on July 31, 1999, a decrease of 10.5%.

Gross Profit for the twenty-six week period ended July 29, 2000 decreased $2,536 to $39,318. At 23.4% of sales, the gross margin rate decreased 0.6 percentage points from the rate for the comparable period of Fiscal 1999. By operating segment, gross profit for Specialty Housewares decreased $2,131 to $27,950 or 22.0% of net sales, while the Off-Price Home Business gross profit decreased $405 to $11,368 or 28.0% of net sales. The reduction in gross profit was due to lower sales over the prior year. The reduced gross profit rate was primarily due to increased price reductions especially those reductions taken in the first quarter of the fiscal year.

Selling, General and Administrative Expenses increased $4,811 to $63,403, and at 37.8% of sales, were 4.2 percentage points higher as a rate compared to the comparable period of Fiscal 1999. As noted, the increase in expenses was due to the amortization of new systems, the Company's new distribution center, and initial development expenses of the Company's e-commerce strategy, Lechters.com, which has incurred $1,708 in expense for the year-to-date period.

Other expense for the twenty-six weeks ended July 29, 2000, increased $504 to $990, 0.6% of sales, compared to $486, 0.3% of sales, for the comparable period of the prior fiscal year. The increase was due to the reduction in the interest and investment income, which resulted from reduced invested balances.

By operating segment for Fiscal 2000 to date, Specialty Housewares incurred a loss before tax benefit of $3,128 compared to a loss before tax benefit of $2,785 for the comparable period last year. For the same period, the Off-Price Home Business incurred a loss before tax benefit of $710 compared to income of $779 for Fiscal 1999 year-to-date. "Corporate and other" expenses including Lechters.com, increased the loss before tax benefit by $20,247 as compared to $14,732 for the comparable period of the prior fiscal year.

The Company recognized an extraordinary gain of $879, net of tax, from the repurchase of $16,750 of Convertible Subordinated Debentures prior to their due date of September 27, 2001.

The year-to-date net loss for Fiscal 2000 was $15,419 or ($0.99) per share compared to a loss of $10,162 or ($0.62) per share for the comparable period of Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow during the twenty-six weeks ended July 29, 2000 as reflected on the Consolidated Statements of Cash Flows, was a net increase in cash and cash equivalents of $1,874. Operating activities, comprised of the operating loss of $15,419 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, utilized $37,363 of cash during the twenty-six weeks ended July 29, 2000. Significant components of operating activities included depreciation and amortization which was a non-cash expense of $7,786, merchandise inventories which increased cash use by $10,066. Accounts receivable and prepaid expenses increased cash use by $9,991 and $4,129, respectively. Accounts payable, accrued expenses and taxes other than income taxes decreased cash by $3,080.

Investing activities provided net cash of $56,678 compared to $11,836 for year-to-date Fiscal 1999, due to the decrease in Marketable Securities of $60,608. Capital expenditures were primarily for construction of and fixtures for new stores, renovations and remodels of existing stores, and a new distribution center. Capital expenditures were $3,930 for Fiscal 2000 compared to $3,946 for the comparable period last year.

Cash flows from financing activities utilized $17,441 of cash. The repurchase of $16,750 face value of the Company's Convertible Subordinated Debentures utilized $14,761 of cash. The Company paid $1,010 in dividends on the Convertible Preferred Stock and purchased 1,082,300 shares of treasury stock at a cost of $1,670. Subsequent to July 29, 2000, the Company purchased an additional 55,000 shares at an average cost of $1.24 per share.

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

As of July 29, 2000 there were no outstanding borrowings under the facility. The credit facility is secured by a security interest in substantially all of the Company's assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB delayed the effective date to fiscal years beginning after June 15, 2000. The Company has not actively utilized derivative instruments to hedge its market risks. Accordingly, the adoption of this statement is not expected to materially impact the Company's financial statements.

SUBSEQUENT EVENT-DEBENTURE REPURCHASE

During the period subsequent to July 29, 2000, through September 6, 2000, the Company has repurchased $2,315 of its Convertible Subordinated Debentures prior to their due date of September 27, 2001. The Company will realize an extraordinary gain of approximately $220, net of taxes, from these transactions that will be reflected in the third quarter of Fiscal 2000.

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

Although the Company has not had to borrow funds under the Credit Agreement during the first twenty-six weeks of Fiscal 2000 or during the comparable period of Fiscal 1999, should it need to utilize the line of credit for direct borrowings, the interest rate is subject to market conditions at the time of the borrowing.

PART II.  Other Information
Item 4- Submission of Matters to a Vote of Security Holders

(a) Regular annual meeting of the Company's stockholders held June 20, 2000 in New York, NY.

(b) Directors elected at the meeting for a three-year term:

Martin S. Begun
Robert Knox
Roberta S. Maneker
John Wolff

Continuing Directors:
                      David K. Cully
                      Charles A. Davis             Donald Jonas
                      Bernard D. Fischman          Stephen T. Westerfield
                      Anthony E. Malkin            Norman Matthews

(c)(1)   a. To elect four Director; and
         b. To consider and act upon a proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending February 3, 2001; and
         c. To consider and act upon a proposal to ratify an amendment to the 1998 Long-Term Incentive Plan to increase the number of shares available from 1,000,000 to 2,500,000.

(2) Director Nominees

    Class of Stock      For                     Withhold             Total Voted
    --------------      ---                    ---------             -----------
    Common              12,854,768             1,658,525              14,513,293
    Series A Preferred   2,399,984                     -               2,399,984
                         ----------            ---------             -----------
                 Total  15,254,752             1,658,525              16,913,277

    Proposal to ratify Deloitte & Touche LLP as Independent Auditors

    Class of Stock      For            Against         Abstain       Total Voted
    --------------      ---           ---------        -------       -----------
    Common              14,103,168      67,810         342,315        14,513,293
    Series A Preferred   2,399,984           -               -         2,399,984
                        ----------    ---------        -------       -----------
                 Total  16,503,152      67,810         342,315        16,913,277


    Proposal to amend the 1998 Long-Term Incentive Plan
                                                           Broker
    Class of Stock      For         Against    Abstain   Non-Votes   Total Voted
                        ---        ---------   -------   ---------   -----------
    Common              5,555,226  3,581,225   114,550   5,262,292    14,513,293
    Series A Preferred  2,399,984          -         -           -     2,399,984
                        ---------  ---------   -------   ---------    ----------
                 Total  7,955,210  3,581,225   114,550   5,262,292    16,913,277


(3) Election of Directors

    Name                          Votes For                 Votes Withheld
    ----                          ---------                 --------------
    Martin S. Begun              15,254,752                   1,658,525
    Robert Knox                  15,254,752                   1,658,525
    Roberta Maneker              15,254,752                   1,658,525
    John Wolff                   15,254,752                   1,658,525

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits.

3.1 Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No.33-29465 (the "Registration Statement")).

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

10.10.3 Memorandum of Agreement dated August 8, 2000 between the Company and Local 99 UNITE, covering office employees for a term from July 1, 2000 to June 30, 2003.*

27       Financial Data Schedule*

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

Date:    September 12, 2000