Form 10-Q
period 2000-10-28
LECHTERS INC
filed 2000-12-12
CIK 798186

SECURITIES AND EXCHANGE COMMISION

                               WASHINGTON DC 20549

                                    FORM 10-Q

   | x | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For quarterly period ended October 28, 2000

                                       OR

   | | TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

1 Cape May Street, Harrison, New Jersey                   07029-2404
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code:       (973) 481 - 1100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X      NO
                                     ------     ------

The number of shares of the Registrant's common stock, without par value, outstanding at December 8, 2000: 15,334,986

                         LECHTERS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR QUARTER ENDED OCTOBER 28, 2000
                                      INDEX


PART I. Financial Information                                           Page No.
        ---------------------                                           --------

        Item 1.       Financial Statements

                      Consolidated Balance Sheets at
                      October 28, 2000 and January 29, 2000               1

                      Consolidated Statements of Operations
                      for the Thirteen and Thirty-Nine Weeks Ended
                      October 28, 2000 and October 30, 1999               2

                      Consolidated Statements of Cash Flows
                      for the Thirteen and Thirty-Nine Weeks Ended
                      October 28, 2000 October 30, 1999                   3

                      Consolidated Statement of Shareholders'
                      Equity for the Thirty-Nine Weeks Ended
                      October 28, 2000                                    4

                      Notes to Consolidated Financial Statements          5-8

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       8-11

        Item 3.       Quantitative and Qualitative Disclosures About
                      Market Risk                                         11

PART II.       Other Information

        Item 6.       Exhibits and Reports on Form 8-K                    12

--------------------------------------------------------------------------------


                              SAFE HARBOR STATEMENT
             UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT 1995

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

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by , the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

- economics and geographic factors including political and economic risks;
- changes in and compliance with environmental and safety laws and policies;
- weather conditions;
- population growth rates and demographic patterns;
- competition for retail customers;
- market demand, including structural market changes;
- changes in tax rates or policies or in rates of inflation;
- changes in project costs;
- unanticipated changes in operating expenses and capital expenditures;
- capital market conditions;
- legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of any such factor on the business of the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statem
--------------------------------------------------------------------------------

Part. I  Financial Information
Item 1.  Financial Statements     LECHTERS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share and per share amounts)

                                          October 28, 2000      January 29, 2000
                                                (unaudited)
               A S S E T S

Current Assets:
  Cash and cash equivalents                     $    2,709      $    9,917
  Marketable securities                                - -          65,301
  Accounts receivable                                3,821           2,881
  Merchandise inventories                          130,384         103,100
  Prepaid expenses and other current assets          8,020           2,043
                                                ----------      ----------
               Total Current Assets                144,934         183,242

Property and equipment:
  Fixtures and equipment                            60,000          56,194
  Leasehold improvements                            94,183          92,368
                                                ----------      ----------
                                                   154,183         148,562
  Less accumulated depreciation and
  amortization                                     100,403          93,780
                                                ----------      ----------
  Net property and equipment                        53,780          54,782

  Other Assets                                      14,330          11,497
                                                ----------      ----------
               Total Assets                     $  213,044      $  249,521
                                                ==========      ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Borrowings under revolving credit
  facility                                      $   18,765      $      - -
  5% Convertible subordinated debentures due
    September 27, 2001 (net of unamortized
    discount of $780)                               36,130             - -
  Accounts payable                                  25,323          16,305
  Dividends payable-preferred stock                    - -           1,010
  Salaries, wages and other accrued
    expenses                                        14,984          15,662
  Taxes, other than income taxes                     2,155           2,041
                                                ----------      ----------

               Total Current Liabilities            97,357          35,018

Long-Term Debt
  5% Convertible subordinated debentures due
     September 27, 2001 (net of unamortized
     discount of $2,251)                               - -          57,804
                                                ----------      ----------

Total long-term debt                                   - -          57,804

Deferred income taxes and other deferred
  credits                                           10,580          12,538

Shareholders' Equity:
  Convertible preferred stock, $100 par value
    authorized  1,000,000 shares issued and
    outstanding Series A- 149,999
    shares and Series  B-50,001 shares              20,000          20,000
  Common stock, no par value, authorized-
    50,000,000 shares, issued, 17,176,286
    shares and 17,176,286 shares, respectively          58              58
  Accumulated other comprehensive loss                 - -             (65)
  Additional paid-in-capital                        62,380          62,380
  Retained earnings                                 25,771          63,129
                                                ----------      ----------
                                                   108,209         145,502
  Less: Treasury stock at cost
    Common Stock:  1,841,300 shares
    and 684,000 shares, respectively               (3,102)         (1,341)
                                                ----------      ----------
               Total Shareholders' Equity          105,107         144,161
                                                ----------      ----------
Total Liabilities And Shareholders' Equity       $ 213,044       $ 249,521
                                                ==========      ==========

          See accompanying notes to consolidated financial statements.

                               LECHTERS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except share and per share amounts)

                                                              Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                              --------------------          -----------------------
                                                            October 28,    October 30,     October 28,     October 30,
                                                                2000           1999            2000            1999
                                                                ----           ----            ----            ----
                                                                     (UNAUDITED)                   (UNAUDITED)
Net sales                                                  $  85,743      $  94,837       $ 253,679       $ 269,157
Cost of goods sold
    (including occupancy and indirect
     costs)
                                                              67,221         71,511         195,839         203,977
                                                          ----------     ----------      ----------      ----------
Gross profit                                                  18,522         23,326          57,840          65,180

Selling, general and administrative
expenses                                                      35,473         31,943          98,876          90,535
                                                          ----------     ----------      ----------      ----------
Operating loss                                               (16,951)        (8,617)        (41,036)        (25,355)
Other expenses (income):
     Interest expense                                            917          1,145           2,851           3,417
     Interest income                                              (1)          (581)           (856)         (2,033)

     Net investment gain/income                                  (36)           (91)           (125)           (425)
                                                          ----------     ----------      ----------      ----------
               Total other expenses (income)                     880            473           1,870             959
                                                          ----------     ----------      ----------      ----------
Loss before tax expense (benefit) and
      extraordinary item                                     (17,831)        (9,090)        (42,906)        (26,314)

Income tax expense (benefit)                                   5,052         (3,726)         (3,725)        (10,788)
                                                          ----------     ----------      ----------      ----------

Net loss before extraordinary item                           (22,883)        (5,364)        (39,181)        (15,526)

Extraordinary item - gain on early  extinguishment
  of debentures (net of income tax
  of ($301) and $173 respectively)                               944            - -           1,823             - -
                                                          ----------     ----------      ----------      ----------
Net loss                                                     (21,939)        (5,364)        (37,358)        (15,526)

Preferred stock dividend requirement                             253            253             758             758
                                                          ----------     ----------      ----------      ----------
Net loss available to common
shareholders                                              ($  22,192)    ($   5,617)     ($  38,116)     ($  16,284)
                                                          ==========     ==========      ==========      ==========

Net loss per common share
    Basic and diluted
    Loss before extraordinary item                        ($    1.51)     ($   0.33)     ($    2.53)     ($    0.95)
    Extraordinary item                                           .07            - -            0.12             - -
                                                          ----------       --------       ---------      ----------
    Net loss                                              ($    1.44)     ($   0.33)     ($    2.41)     ($    0.95)
                                                          ==========       ========       =========      ==========
Weighted average common shares
Outstanding
      Basic and diluted                                   15,363,000     17,048,000      15,794,000      17,107,000
                                                          ==========     ==========      ==========      ==========




          See accompanying notes to consolidated financial statements.

                               LECHTERS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Amounts in thousands)




                                                                                   Thirty-Nine Weeks Ended
                                                                           October 28, 2000     October 30, 1999
                                                                           ----------------     ----------------

                                                                                        (UNAUDITED)
Cash flows from operating activities:
      Net loss                                                                  (   37,358)   ($15,526)

Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                                 12,061      12,375
      Gain on repurchase of debentures                                              (1,996)        - -
      Deferred income tax                                                           (2,556)        - -
      Loss on disposal of property & equipment                                         181       1,498
      Deferred rent                                                                    509         609
      Other                                                                            (65)        504
        Changes in operating assets and liabilities:
            Increase in accounts receivable                                           (940)    (15,633)
            Increase in merchandise inventories                                    (27,284)    (41,888)
            Increase in prepaid expenses                                            (5,977)     (5,586)
            Increase in accounts payable,
              accrued salaries, wages and other accrued
              expenses and taxes, other than income taxes                            8,454      19,412
            Increase in other assets                                                (5,097)     (3,699)
                                                                                ----------     -------

      Net cash used in operating activities                                        (60,068)    (47,934)

Cash flows from investing activities:
      Capital expenditures                                                          (8,207)     (5,761)
      Decrease in available for sale securities                                     65,412      28,218
                                                                                ----------     -------

      Net cash provided by investing activities                                     57,205      22,457

Cash flows from financing activities:
      Payment of preferred stock dividend                                           (1,010)     (1,010)
      Borrowings under Revolving Credit Facility                                    18,765         - -
      Purchase of treasury stock                                                    (1,761)       (731)
      Repurchase of debentures                                                     (20,339)        - -
                                                                                ----------     -------
      Net cash used in financing activities                                         (4,345)     (1,741)
                                                                                ----------     -------

Net decrease in cash and cash equivalents                                           (7,208)    (27,218)

Cash and cash equivalents, beginning of period                                       9,917      35,503
                                                                                ----------     -------

Cash and cash equivalents, end of period                                        $    2,709     $  8,285
                                                                                ==========     ========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                                  $     3,180     $  3,252
                                                                                ===========     ========
      Income taxes                                                              $        74     $     99
                                                                                ===========     ========



          See accompanying notes to consolidated financial statements.


                         LECHTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                          Accumulated
                                                     Convertible  Additional              Other
                                         Common      Preferred    Paid-In     Retained    Comprehensive                    Compre-
                                         Stock       Stock        Capital     Earnings    Loss      Treasury     Total     hensive
                                         --------    --------     --------    --------    -------   Stock        -------   Loss
                                                                                                    ---------              --------

Balance,
   January 29, 2000                      $     58    $  20,000    $ 62,380    $ 63,129    ($   65)   ($ 1,341)   $144,161
Net loss - thirty-nine weeks

   ended October 28, 2000                      - -         - -         - -     (37,358)       -  -        - -     (37,358)  (37,358)

Other comprehensive income

   net of tax:

   Realized loss on available-for-sale
     securities                                - -         - -         - -         - -          65        - -          65        65

Purchase of treasury stock                     - -         - -         - -         - -         - -    (1,761)      (1,761)      - -
                                         ---------   ---------     -------    --------    --------   -------        -----    ------

Balance,
   October 28, 2000 (unaudited)          $    58     $ 20,000     $  62,380   $ 25,771         - -  ($ 3,102)    $105,107  ($37,293)
                                         =======     ========     =========   ========    ========   =======     ========   =======

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

        The Company's results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal 2000.

2.      NET LOSS PER SHARE

        "Basic" net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999. With respect to "diluted" net loss per share, stock options, which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would each have an anti-dilutive effect on diluted loss per share for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999.

3.      SEGMENT INFORMATION

        The Company defines its principal business into two segments, the Specialty Housewares segment, which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment, which operates as Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM). The contribution of these segments, as well as "corporate and other" for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 are summarized below. "Corporate and other" includes general corporate expenses, principally service office expense and distribution centers, as well as interest income and expense.

        The Company's segment disclosures are as follows:



                                            Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                            --------------------            -----------------------
                                            October 28,   October 30,     October 28,   October 30,
                                                2000          1999            2000          1999
                                              ----          ----            ----          ----

 SALES                                       $  63,589       $ 71,060      $190,876       $204,660
 Specialty Housewares
 Off-Price Home Business                        22,154         23,777        62,803         64,497
                                             ---------       --------      --------       --------

 Total sales                                 $  85,743       $ 94,837      $253,679       $269,157
                                             =========        ========      ========       ========

 (LOSS) INCOME BEFORE INCOME TAX
 EXPENSE (BENEFIT) AND EXTRAORDINARY ITEM
 Specialty Housewares                       ($   4,356)     ($  1,570)    ($  7,484)     ($  4,355)
 Off-Price Home Business                    (      166)         1,138     (     876)         1,917
 Corporate and other                        (   12,429)     (   8,185)    (  32,676)     (  22,917)
                                            ----------      ---------     ---------      ---------
 Operating loss                             (   16,951)     (   8,617)    (  41,036)     (  25,355)
 Other expenses                                    880            473         1,870            959
                                            ----------      ---------     ---------      ---------

 Total loss before income tax expense
      (benefit) and extraordinary item      ($ 17,831)      ($  9,090)    ($ 42,906)     ($ 26,314)
                                            =========       =========     =========      =========

  DEPRECIATION AND AMORTIZATION EXPENSE
 Specialty Housewares                        $  2,016        $  2,476      $  6,026       $  6,929
 Off-Price Home Business                          403             376         1,209          1,117
 Corporate and other                            1,856           1,619         4,826          4,329
                                            ---------       ---------     ---------      ---------

 Total depreciation and amortization
      expense                                $  4,275        $  4,471      $ 12,061       $ 12,375

 CAPITAL ADDITIONS
 Specialty Housewares                        $  1,168        $  1,453      $  2,052       $  3,963
 Off-Price Home Business                        1,549             192         2,801            659
 Corporate and other                            1,560             170         3,354          1,139
                                            ---------       ---------     ---------      ---------

 Total capital additions                     $  4,277        $  1,815      $  8,207       $  5,761
                                            =========       =========     =========      =========

                                            October 28,     October 30,
                                              2000            1999
                                              ----            ----

 TOTAL ASSETS
 Specialty Housewares                        $100,337        $108,607
 Off-Price Home Business                       27,051          25,860
 Corporate and other                           85,656         136,970
                                            ---------       ---------

 Total assets                                $213,044        $271,437
                                            =========       =========

4.      COMPREHENSIVE LOSS

        The following is a summary of the Company's comprehensive loss:




                                                                  Thirty-Nine Weeks Ended
                                                                  -----------------------
                                                             October 28, 2000    October 30, 1999
                                                             ----------------    ----------------

Net Loss                                                        ($37,358)           ($15,526)

Components of comprehensive loss:

Adjustment to unrealized gain/(loss) on available-
  for-sale securities, net of applicable income
  tax provision/benefit                                               65                (192)
                                                                --------            --------

Comprehensive loss                                              ($37,293)           ($15,718)
                                                                ========            ========


5.      STOCK REPURCHASE PLAN

In May 1999, the Board of Directors authorized the Company to repurchase up to one million shares of the Company's common stock from time to time when warranted by market conditions. In March 2000, the Board of Directors authorized an additional repurchase of up to three million shares of the Company's common stock. During Fiscal 1999, the Company purchased 684,000 shares at an average cost of $1.96 per share. As of October 28, 2000 an additional 1,157,300 shares have been purchased at an average cost of $1.52 per share. The total amount of treasury stock as of December 8, 2000 was 1,841,300 shares at an average cost of $1.68 per share.

6.      INCOME TAXES

Due to the significantly lower than anticipated operating performance for the year-to-date period and based on the Company's expected results for the balance of Fiscal 2000, the Company has adjusted its tax provision for the year. The adjustment was reflected in Third Quarter 2000 as expense of $5,052 which reduced the year-to-date tax benefit to $3,725. The adjustment was the result of an increase in the valuation allowance against the available deferred tax assets currently recorded on the Company's financial statements. As a result of the adjustment, the Company expects that the tax rate for Fiscal 2000 will be approximately 8.7%. For future fiscal years, due to the need for a 100% valuation allowance against any deferred tax asset created by net operating losses, the tax rate will be 0%.

7.      SUBSEQUENT EVENT - AMENDED AND RESTATED LOAN AGREEMENT

On November 14, 2000, the Company entered into an amended and restated loan and security agreement (the "Amended Credit Facility") with Fleet Retail Financial Inc. (formerly, BankBoston Retail Finance Inc.) ("Fleet") and certain other financial institutions amending and restating its existing $120 million senior secured revolving credit facility with Fleet. In addition to amending certain provisions of the credit facility, the Amended Credit Facility gives the Company the right, exercisable prior to May 14, 2001, subject to certain excess Borrowing Base (as defined below) availability conditions, to borrow a term loan in a single drawing in an amount not less than $7 million and not exceeding $10 million from Back Bay Capital Funding, LLC, as a Junior Secured Tranche B Lender. The Amended Credit Facility is scheduled to mature on December 1, 2003. The proceeds of the Amended Credit Facility may be used for: (i) on-going working capital requirements, (ii) the replacement, refinancing or retirement of certain of the Company's securities, and (iii) other general corporate purposes. The Amended Credit Facility is secured by a security interest in substantially all of the Company's assets.

The Company's maximum borrowing (the "Borrowing Base") under the Amended Credit Facility may not exceed the lesser of: (a)

$120 million ($130 million if the Tranche B Loan is drawn down); and (b) the total of (i) 72% (78% for September 1 through December 31 of each year) (which advance rates are increased if the Tranche B Loan is drawn down to: 79% for December 16 - March 31; 82% for April 1 - August 31; and 85% for September 1 - December 15 of each year) of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 80% of the Company's cash and acceptable investments held in a Fleet custody account; minus
(iii) applicable reserves. As of October 28, 2000, there were $18,765 direct borrowings under the credit facility exclusive of letters of credit and the remaining availability which has been reduced by outstanding letters of credit was $74,214.

The Amended Credit Facility contains certain covenants, including limitations on capital expenditures, indebtedness and transactions with affiliates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries.

Advances under the Amended Credit Facility will bear interest per annum at the Fleet base rate plus the applicable margin (0% to 0.50%) or the Eurodollar rate plus the applicable margin (1.75% to 2.25%), at the Company's option. The applicable margins are determined based upon the Company's excess availability under the Amended Credit Facility. As of October 28, 2000 the base rate applicable margin was 0% and the Eurodollar rate applicable margin was 1.75%.

The Company will pay an unused line fee of 0.40% per annum on the unused portion of the Amended Credit Facility, a standby letter of credit fee equal to the applicable Eurodollar margin less 25 basis points per annum of the total face amount of each outstanding letter of credit, a documentary letter of credit fee equal to 1.25% per annum of the total face amount of each outstanding letter of credit and certain other fees. The Tranche B Loan, if drawn down, bears interest at 13% per annum, with payment in kind interest accruing at 2.25% per annum payable upon maturity, and annual fees of 3% payable on April 28, 2001 and 2% payable on April 28, 2002.

The Amended Credit Facility permits the Company to repurchase its 5% convertible subordinated debentures provided that the Company can show excess availability (less aggregate repurchases and debt prepayments since closing) under the Amended Credit Facility of not less than $40 million for 90 days prior to repurchase and $10 million upon giving effect to the repurchases and, on a pro forma basis, for 12 months thereafter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
    (Amounts in thousands, except share and per share amounts)
THIRTEEN WEEKS ENDED OCTOBER 28, 2000 IN COMPARISON WITH THIRTEEN WEEKS ENDED OCTOBER 30, 1999.

For the thirteen weeks ended October 28, 2000 ("Third Quarter 2000") the Company's total comparable store sales decreased 6.8%. Comparable store sales for the Specialty Housewares segment, which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), decreased 6.0% while comparable store sales for the Off-Price Home Business segment, comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM), decreased 9.3%. On an overall basis, net sales for Third Quarter 2000 decreased $9,094 to $85,743, a 9.6% decrease from $94,837 reported for the comparable thirteen week period of the prior fiscal year ("Third Quarter 1999"). The decrease was attributable to the previously mentioned decrease in comparable store sales, and was also due to the reduction in the number of stores in operation, which averaged 45 fewer locations for Third Quarter 2000 compared to Third Quarter 1999. For Third Quarter 2000, sales for the Specialty Housewares segment, which averaged 36 fewer locations or 8.2%, decreased 10.5% to $63,589, while sales for the Off-Price Home Business segment, which on the average had 9 fewer locations, decreased 6.8% to $22,154. During Third Quarter 2000, the Company opened five stores and closed one store, increasing the stores in operation at October 28, 2000 to 515 from the 511 open as July 29, 2000. At the end of Third Quarter 1999 there were 526 stores in operation.

Gross profit for the Third Quarter 2000 was $18,522, a decrease of $4,804 from $23,326 for Third Quarter 1999. The gross profit rate was 21.6% of net sales compared with 24.6% in the prior year. By operating segment, gross profit for Specialty Housewares decreased $3,337 to $12,668 or 19.9% of net sales, while the Off-Price Home Business gross profit decreased $1,467 to $5,854 or 26.4% of net sales. The reduction in gross profit amount was due to reduced sales. The increased level of price reductions eroded the gross profit rate. The reduction in gross profit rate was further impacted by the decline in comparable store sales, which directly increased the cost of sales rate of occupancy expenses.

Selling, general and administrative expenses increased $3,530 to $35,473, which constituted 41.4% of sales, an increase of 7.7% in the expense rate from Third Quarter 1999. The Company's developing e-commerce strategy, Lechters.com, constituted $2,183 of the expense increase. The increase in expenses was also due to the amortization of new systems and the Company's new distribution center and continuing systems development, which are expected to provide operating efficiencies in the future.

Other expenses for the third quarter increased $407 to an expense of $880, 1.0% of sales compared to $473, 0.5% of sales, for Third Quarter 1999. The increase was due to the reduction in the interest income and investment income reflecting the lower balances of cash and marketable securities, partially offset by a reduction in interest expense due to the cumulative repurchases of $28,090 face value of Convertible Subordinated Debentures prior to their due date of September 27, 2001.

Due to the significantly lower-than-expected operating performance for the third quarter of Fiscal 2000 and the Company's expected operating results for the remainder of Fiscal 2000, the Company has increased the valuation allowance against the deferred tax assets and in the future expects to record a 100% valuation allowance against any additional deferred tax assets until the Company's operations return to profitability. The Company anticipates an effective tax benefit rate of 8.7% for Fiscal 2000 and 0%, for the future. As a result of the increase in the valuation allowance, income tax expense during the Third Quarter 2000 was $5,052.

By operating segment for Third Quarter 2000, Specialty Housewares incurred a loss before tax provision of $4,356 compared to a loss before tax provision of $1,570 for Third Quarter 1999. For the same period, the Off-Price Home Business incurred a loss before income tax benefit of $166 compared to income of $1,138 for Third Quarter 1999. Corporate and other expenses including Lechters.com costs increased the loss before tax benefit by $12,429 for Third Quarter 2000 as compared to $8,185 for Third Quarter Fiscal 1999.

The Company recognized an extraordinary gain of $944, net of tax, from the repurchase of $6,395 of Convertible Subordinated Debentures prior to their due date of September 27, 2001.

The net loss for Third Quarter Fiscal 2000 was $21,939 compared to a net loss for the comparable period of Fiscal 1999 of $5,364. The increased loss was the result of decreased sales which reduced gross profit and the net effect of other contributing expense factors noted above.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 IN COMPARISON WITH THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999.

For the thirty-nine weeks ended October 28, 2000, the Company's total comparable store sales decreased 2.3%. Comparable store sales for the Specialty Housewares segment, which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), decreased 1.9% while comparable store sales for the Off-Price Home Business segment, comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM), decreased 3.5%. The sales decrease was due to the reduced number of stores in operation during Fiscal 2000, which averaged 54 fewer store locations than in 1999. Year-to-date the Company's total net sales decreased $15,478 to $253,679, a 5.8% decrease from $269,157 reported for the comparable period of the prior fiscal year. Total sales for the Specialty Housewares segment decreased 6.7% to $190,876 while sales for the Off-Price Home Business decreased 2.6% to $62,803. For the year-to-date period, the Company has opened seven stores and closed fifteen stores. As of October 28, 2000 the Company operated a total of 515 stores (comprised of 392 Specialty Housewares stores and 123 Off-Price Home Business stores) in 41 states and the District of Columbia compared with 526 stores on October 30, 1999, a decrease of 2.1%.

Gross profit for the thirty-nine week period ended October 28, 2000 decreased 11.3% to $57,840. At 22.8% of sales, the gross margin rate decreased 1.4% from the rate for the comparable period of Fiscal 1999. By operating segment, gross profit for Specialty Housewares decreased $5,468 to $40,618 or 21.3% of net sales, while the Off-Price Home Business gross profit decreased $1,872 to $17,222 or 27.4% of net sales. The reduction in gross profit amount was due to lower sales over the prior year. The gross profit rate was adversely impacted by the increase in price reductions and the decline in comparable store sales which directly increased the cost of sales rate of occupancy expense.

Selling, general and administrative expenses increased $8,341 to $98,876, and at 39.0% of sales, were 5.4 percentage points higher as a rate compared to the comparable period of fiscal 1999. As noted, the increase in expenses was due to the amortization of new systems, the Company's new distribution center, and initial development expenses of the Company's e-commerce strategy, Lechters.com, which incurred $3,891 in expense for the year-to-date period.

Other expenses for the thirty-nine weeks ended October 28, 2000, increased $911 to $1,870, 0.7% of sales, compared to $959, 0.4% of sales, for the comparable period of the prior fiscal year. While interest expense was reduced due to the early retirement of a portion of the Company's Convertible Subordinated Debentures, expense increased due to the reduction in the interest and investment income, which resulted from reduced invested balances.

Due to the significantly lower than anticipated operating performance for the year-to-date period and based on the Company's expected results for the balance of Fiscal 2000, the Company has adjusted its tax provision for the year. The adjustment was reflected in Third Quarter 2000 as expense of $5,052 which reduced the year-to-date tax benefit to $3,725. The adjustment was the result of an increase in valuation allowances against the available deferred tax assets currently recorded on the Company's financial statements. As a result of the adjustment, the Company expects that the tax rate for Fiscal 2000 will be approximately 8.7%. For future fiscal years, due to the need for 100% valuation allowance against any deferred tax asset created by net operating losses, the tax rate will be 0%.

By operating segment for Fiscal 2000 to date, Specialty Housewares incurred a loss before tax provision of $7,484 compared to a loss before tax benefit of $4,355 for the comparable period last year. For the same period, the Off-Price Home Business incurred a loss before tax provision of $876 compared to income of $1,917 for Fiscal 1999 year-to-date. Corporate and other expenses including Lechters.com, increased the loss before tax benefit by $32,676 as compared to $22,917 for the comparable period of the prior fiscal year.

For the year-to-date period, the Company recognized an extraordinary gain of $1,823, net of tax, from the repurchase of $23,145 of Convertible Subordinated Debentures prior to their due date of September 27, 2001.

The year-to-date net loss for Fiscal 2000 was $37,358 or ($2.41) per share compared to a loss of $15,526 or ($0.95) per share for the comparable period of Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow during the thirty-nine weeks ended October 28, 2000 as reflected on the Consolidated Statements of Cash Flows, was a net decrease in cash and cash equivalents of $7,208. Operating activities, comprised of the operating loss of $37,358 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, utilized $60,068 of cash during the thirty-nine weeks ended October 28, 2000. Significant components of operating activities included depreciation and amortization which was a non-cash expense of $12,061 and merchandise inventories which increased cash use by $27,284. Accounts receivable and prepaid expenses increased cash use by $940 and $5,977, respectively. Accounts payable, accrued expenses and taxes other than income taxes increased cash by $8,454.

Investing activities provided net cash of $57,205 compared to $22,457 for year-to-date Fiscal 1999, due to the decrease in Marketable Securities of $65,412. Capital expenditures were primarily for construction of and fixtures of new stores, renovations and remodels of existing stores, and a new distribution center. Capital expenditures were $8,207 for Fiscal 2000 compared to $5,761 for the comparable period last year.

Cash flows from financing activities utilized $4,345 of cash. The repurchase of $23,145 face value of the Company's Convertible Subordinated Debentures utilized $20,339 of cash. The Company paid $1,010 in dividends on the Convertible Preferred Stock and purchased 1,157,300 shares of treasury stock at a cost of $1,761.

On November 30, 1999, the Company entered into a new $120 million senior secured revolving credit facility with BankBoston Retail Finance Inc. and other financial institutions, replacing the Company's credit agreement which would have expired on March 26, 2001. The proceeds of the credit facility may be used for: (i) on-going working capital requirements, (ii) the replacements, refinancing or retirement of certain of the Company's securities, and/or (iii) other general corporate purposes. The credit facility is scheduled to mature on December 1, 2003.

On November 14, 2000, the Company entered into an amended and restated loan and security agreement (the "Amended Credit Facility") with Fleet Retail Financial Inc. (formerly, BankBoston Retail Finance Inc.) ("Fleet") and certain other financial institutions amending and restating its existing $120 million senior secured revolving credit facility with Fleet. In addition to amending certain provisions of the credit facility, the Amended Credit Facility gives the Company the right, exercisable prior to May 14, 2001, subject to certain excess Borrowing Base (as defined below) availability conditions, to borrow a term loan in a single drawing in an amount not less than $7 million and not exceeding $10 million from Back Bay Capital Funding, LLC, as a Junior Secured Tranche B Lender. The Amended Credit Facility is scheduled to mature on December 1, 2003. The proceeds of the Amended Credit Facility may be used for: (1) on-going working capital requirements, (ii) the replacement, refinancing or retirement of certain of the Company's securities, and (iii) other general corporate purposes. The Amended Credit Facility is secured by a security interest in substantially all of the Company's assets.

The Company's maximum borrowing (the "Borrowing Base") under the Amended Credit Facility may not exceed the lesser of: (a) $120 million ($130 million if the Tranche B Loan is drawn down); and (b) the total of (i) 72% (78% for September 1 through December 31 of each year) (which advance rates are increased if the Tranche B Loan is drawn down to: 79% for December 16 - March 31; 82% for April 1
- August 31; and 85% for September 1 - December 15 of each year) of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 80% of the Company's cash and acceptable investments held in a Fleet custody account; minus (iii) applicable reserves. As of October 28, 2000, there were $18,765 direct borrowings under the credit facility exclusive of letters credit and the remaining availability which has been reduced by outstanding letters of credit was $74,214.

The Amended Credit Facility contains certain covenants, including limitations on capital expenditures, indebtedness and transactions with affiliates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries.

Advances under the Amended Credit Facility will bear interest per annum at the Fleet base rate plus the applicable margin (0% to 0.50%) or the Eurodollar rate plus the applicable margin (1.75% to 2.25%), at the Company's option. The applicable margins are determined based upon the Company's excess availability under the Amended Credit Facility. As of October 28, 2000 the base rate applicable margin was 0% and the Eurodollar rate applicable margin was 1.75%.

The Company will pay an unused line fee of 0.40% per annum on the unused portion of the Amended Credit Facility, a standby letter of credit fee equal to the applicable Eurodollar margin less 25 basis points per annum of the total face amount of each outstanding letter of credit, a documentary letter of credit fee equal to 1.25% per annum of the total face amount of each outstanding letter of credit and certain other fees. The Tranche B Loan, if drawn down, bears interest at 13% per annum, with payment in kind interest accruing at 2.25% per annum payable upon maturity, and annual fees of 3% payable on April 28, 2001 and 2% payable on April 28, 2002.

The Amended Credit Facility permits the Company to repurchase its 5% convertible subordinated debentures provided that the Company can show excess availability (less aggregate repurchases and debt prepayments since closing) under the Amended Credit Facility of not less than $40 million for 90 days prior to repurchase and $10 million upon giving effect to the repurchases and, on a pro forma basis, for 12 months thereafter.

The Company is considering what alternatives it may have to refinance the 5% Convertible Subordinated Debentures.

A copy of the amended and restated loan agreement is filed as an exhibit to the Form 10-Q.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

The Company imports about 20% of its merchandise from Far East, which subjects it to the market risk of currency fluctuations. However, the Company uniformly utilizes purchase contracts and letters of credit denominated in US dollars to mitigate this risk. Additionally, there are multiple suppliers, both foreign and domestic, for its products.

Item 6. Exhibits and Reports on Form 8-K

a.      Exhibits

3.1 Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-29465 (the "Registration Statement")).

3.2     By-laws of the Company*

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

10.1.1 Amended and Restated Loan Agreement dated November 14, 2000 among the Company, Fleet Retail Financial Inc. and Back Bay Capital Funding, LLC.*

27      Financial Data Schedule*

b.      Reports on Form 8-K

1. No reports on Form 8-K were filed for the quarter for which this report is filed.

*Filed herewith.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LECHTERS, INC.

        By:    /s/ Daniel L. Anderton
               Chief Financial Officer



Date:   December 12, 2000