Form 10-K405
period 2001-02-03
LECHTERS INC
filed 2001-05-04
CIK 798186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 2001

                           Commission File No. 0-17870

                                 LECHTERS, INC.
             (Exact name of registrant as specified in its Charter)


         NEW JERSEY                               NO. 13-2821526
(State or other Jurisdiction                     (I.R.S. Employer
      of Incorporation)                         Identification No.)


1 CAPE MAY STREET, HARRISON, NEW JERSEY               07029-2404
(Address of Principal Executive Offices)              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (973) 481-1100

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
     --------------------                        -------------------
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

                                  YES [X]  NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of April 16, 2001, 15,334,986 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the closing price on the NASDAQ National Market on that date) was approximately $3,839,000. On April 16, 2001, there were approximately 792 holders of record of the Common Stock. The common stock was suspended from inclusion in the NASDAQ National Market System on April 16, 2001. On April 16, 2001, the closing price of the Common Stock was $0.35. The common stock is currently traded on the Over-The-Counter Bulletin Board.

         For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 4,365,761 shares beneficially owned by directors and executive officers of the Registrant and a principal shareholder. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement in connection with its Annual Meeting of Shareholders.

                              SAFE HARBOR STATEMENT
                     UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Reform Act",) the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this Annual Report on Form 10K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates", "believes", "estimates", "expects", "intends", "plans", "predicts", "projects", "will likely result", "will continue", or similar expressions) are not statements of historical facts and may be forward-looking.

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:

- Availability of vendor and bank credit;
- Outcome of discussions relating to the claims of landlords of closed stores; credit arrangement and others;
- Consumer acceptance of the upgraded merchandise assortment;
- Ability to refinance the 5% Convertible Subordinated Debentures;
- Economic and geographic factors including political and economic risks;
- Changes in and compliance with environmental and safety laws and policies;
- Weather conditions;
- Population growth rates and demographic patterns;
- Competition for retail customers;
- Market demand, including structural market changes;
- Changes in tax rates or policies or in rates of inflation;
- Changes in project costs;
- Unanticipated changes in operating expenses and capital expenditures;
- Capital market conditions;
- Legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company;
- Availability of vender and bank credit;
- Outcome of discussions relating to landlord claims; credit arrangement and others.


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

         The Company continued to reposition its basic concepts. While both concepts feature houseware products, Lechters Housewares(R) has been enhancing its franchise as one of the country's largest specialty retailer of products for the kitchen. Famous Brands Housewares Outlet(R) continued the process of transitioning the greater portion of its assortment to off-price, special buy merchandise in an effort to establish the exceptional value proposition expected in outlet mall locations. The outcome of the repositioning resulted in the evolution of the Company into two major segments, Specialty Housewares, comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), and Off-Price Home Business, comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM), a concept that was subsequently discontinued. In addition to an expanded offering of the Company's base housewares assortment, the concept added items including domestics, home textiles, ready-to-assemble furniture, home decor and gifts.

         Fiscal 2000, the 53 weeks ended February 3, 2001, started with positive sales performance for the first two months. However, sales performance deteriorated over the balance of the fiscal year. During the fourth quarter, the Company engaged outside consultants to evaluate the Company's financial condition and develop a plan for the Company's future. On February 9, 2001, the Company announced a Strategic Restructuring Plan which resulted in the closing of all of the Cost Less Home Store(SM) stores, as well as closing 27 Famous Brands Housewares Outlet(R) stores and 128 Lechters Housewares(R) stores. The major initiatives of the Plan included the following: (1) exit the Cost Less Home Store(SM) business; (2) close unprofitable stores; (3) reduce support areas associated with the Off-Price Home Business; (4) re-align and consolidate the merchandising and store operation support areas; and (5) reduce all Corporate support areas reflecting the reduction of stores in operation. As a result of the adoption of the Plan, the Specialty Housewares segment was reduced by 128 stores and the Off-Price Home segment was reduced by 38 stores (11 Cost Less Home Stores(SM) and 27 Famous Brands Housewares Outlet(R) stores.) As a result of closing of the 166 stores and the consolidation and re-alignment of corporate support function, the Company estimated that 725 full-time positions would be eliminated. These stores were assigned to Gordon Brothers Retail Partners, LLC, who conducted the liquidation sale. See Note 2 to the Consolidated Financial Statements.

         The Company's unit expansion peaked in fiscal year 1992 when 81 new stores were opened. As of the end of the current fiscal year, the Company owned and operated 491 stores (370 Lechters Housewares(R) stores, 110 Famous Brands Housewares Outlet(R) stores and 11 Cost Less Home Store(SM) stores in 41 states and the District of Columbia. After the Strategic Restructuring Plan, the Company store count was 325 stores comprised of 242 Lechters Housewares(R) stores and 83 Famous Brands Houseware(R) Outlet stores in 36 states and the District of Columbia.

         The Company operated as a private concern during the period from its inception to its initial public offering on July 25, 1989. The Company's common stock was formerly listed on NASDAQ. On April 16, 2001, the Company's common stock commenced trading on the Over-The-Counter Bulletin Board under the symbol LECH.

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

                  - Complete migration of Lechters Housewares(R) assortment to a good-better-best strategy and the introduction of the brand Lechters thinkkitchen.

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

The plans for each of the Company's business segments follow:

BUSINESS SEGMENTS

         The Company currently operates two segments: Specialty Housewares and the Off-Price Home Business.

SPECIALTY HOUSEWARES

         The Specialty Housewares segment is the largest business segment and accounted for 76.5% of total sales in Fiscal 2000 and 77.3% in Fiscal 1999. This segment currently operates under two store names: Lechters Housewares(R) and Lechters Kitchen Place(R), which are virtually identical in merchandise offering but differ cosmetically in fixturing and finish-out.

           LECHTERS HOUSEWARES(R)

                    Lechters Housewares(R) operates in two different size categories; a prototype 3,000 square foot Lechters Housewares(R) store and a prototype 6,000 square foot Super Lechters Housewares(R) store. The 3,000 square foot Lechters Housewares(R) store offers customers an edited assortment of products for the kitchen and home at moderate prices while Super Lechters Housewares(R) stores have a more extensive merchandise assortment. The Company ended the fiscal year with 283 Lechters Housewares(R) stores, 81 Super Lechters Housewares(R) stores and 6 Kitchen Place(R) Stores. After the Strategic Restructuring Plan, the Company will operate 178 Lechters Housewares(R) stores, 59 Super Lechters Housewares(R) stores and 5 Kitchen Place(R) stores.

OFF-PRICE HOME BUSINESS

         The Off-Price Home Business segment accounted for 23.5% of total sales in Fiscal 2000 and 22.7% in Fiscal 1999. During Fiscal 2000, this segment was comprised of Famous Brands Housewares Outlet(R), Cost Less Home Store(SM), and Lechters Housewares Outlet(SM). For Fiscal 2001, after the Strategic Restructuring Plan, this segment will be comprised of Famous Brands Housewares Outlet(R) and Lechters Housewares Outlet(SM).

           FAMOUS BRANDS HOUSEWARES OUTLET(R) AND LECHTERS HOUSEWARES OUTLET(SM)

                    Famous Brands is a 3,000 to 7,500 square foot specialty retailer of off-price, special buy housewares and products for the home. These stores are located in outlet centers. The Company operated 110 stores under the Famous Brands or Lechters Housewares Outlet names at the end of Fiscal 2000. The Strategic Restructuring Plan has reduced the store count to 83, 78 operating as Famous Brands and 5 operating as Lechters Housewares Outlets.

           COST LESS HOME STORE(SM)

                    This concept did not perform up to the Company's expectations and the Company has exited this concept, closing all 11 of the stores which comprised Cost Less Home Store(SM). The typical Cost Less Home Store(SM) was approximately 18,400 - 25,000 square feet devoted to the sales of housewares, linens and domestics, kitchen textiles, gifts, home furnishing, furniture, gourmet food and seasonal items. During Fiscal 2000, the Company opened 6 locations which brought the total number of stores to 11, which have been closed.


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

ASSORTMENT MIGRATION

         The Lechters Housewares(R) product line is broadly defined as basic housewares (cookware, bakeware, kitchen gadgets, utensils, small electrics, household storage and organization) and decorative housewares (table top, textiles and frames) which accounted for 64% and 36%, respectively, of Fiscal 2000 sales. Of the over 4,000 items in the line, no individual item accounted for more than 1% of Fiscal 2000 sales. Throughout the course of the first through the third quarter of Fiscal 2001, Lechters will engage in a complete upgrading of its merchandise assortment. Some items will remain in the Lechters assortment - those deemed to be kitchen-focused and of a high enough quality and value to merit stocking. Thousands of additional kitchen focused items and many more brands will be added to the assortment throughout the first through the third quarter. Thousands of items will be discontinued in the same time period. At the point of completion of the assortment migration the Lechters Housewares(R) product line will contain approximately 4,000 items.

         All products sold by the Company are either private label or national brand names including but not limited to Rubbermaid, Cuisinart, Ecko, Farberware, Henckels, Krups, OXO, Pyrex, Wearever Anchor Hocking and TFal. The Company's own brands include Cooks Club(R) (cookware, gadgets and utensils), Simple Solutions(R) (storage and organization) and Regent Gallery(R) (frames and accessories). Private label merchandise accounted for approximately 21% of Fiscal 2000 net sales. Brands to be added during the upgrading of the assortment include Circulon, KitchenAid, Weber, Braun and Oneida.

         The Lechters Housewares(R) concept has unique strengths in several areas. The Company believes that this concept has a strong customer franchise. Research indicates that the Lechters name is known by 58% of consumers in the markets in which it does business. The Lechters name is known by over 80% of mall shoppers. Over 23 million customer transactions were conducted last year in the Lechters stores and those customers purchased over 57 million items. Lechters has a loyal core of customers who know, trust and shop the store on a recurring basis.

         Lechters Housewares(R) believes that its core strength lies in its assortments of kitchen gadgets and good-to-better kitchen housewares. Lechters Housewares(R) also believes that its complete assortment of value priced kitchen products, merchandised in conveniently located compact stores, offers a meaningful alternative to its competitors. In addition, as the impact of assortment migration continues, the Company expects its established customer base will respond positively to the better goods and better brands available in Lechters for the first time.

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

         Items generally range in price from $2.00 to $250.00. All sales are transacted in cash and through third party credit cards, which accounted for approximately 52.2% and 47.8%, of Fiscal 2000 net sales, respectively.

         The Company runs an advertising campaign consisting of circulars, free-standing newspaper inserts, run-of-press newspaper advertising, direct mail, and email promotions. Currently, the company has a database of email addresses numbering in excess of 600,000 which it has collected in stores since July of 2000. As the assortment and brand migrations mature, the Company expects to emphasize advertising venues that offer a high degree of targeting capability and provide the lowest cost of message delivery; hence email and direct marketing will play increasingly larger roles in Lechters advertising.

         Funding of the Company's advertising expense is supported in part by cooperative advertising allowances from suppliers. Net advertising expense was 2.2% of Specialty Housewares(R) sales in Fiscal 2000 and 1.9% of sales in Fiscal 1999.

         The Lechters Housewares(R) business is highly seasonal. As a convenience concept, the segment benefits from the high concentration of traffic about its stores during certain times of the year. Sales are highest during the year-end holiday season. Specialty Housewares also experiences a strong back-to-school business, which commences in late July. In Fiscal 2000, November/December and back-to-school sales accounted for approximately 31.1% and 21.0%, respectively, of total year sales.

BRAND MIGRATION

         The launch of Lechters thinkkitchen heralds the assortment migration of land-based Lechters Housewares(R) business. To an equal degree it heralds the migration of Lechters' brand. Beginning in the second quarter of Fiscal 2001, customers will be exposed more and more to the brand Lechters thinkkitchen when they visit a Lechters store or receive Lechters advertising messages. Although it will be clear that the customer is in a Lechters or is receiving advertising from Lechters, thinkkitchen will be used to represent the new, better brands and items and (because advertising promotes the new and better merchandise) Lechters thinkkitchen will become the most often seen brand other than the name over the door. The new, combined logo Lechters thinkkitchen best represents both the brand equity and customer loyalty enjoyed by Lechters and the new, highly kitchen-focused assortment of thinkkitchen.

thinkkitchen STORES

         Starting in the second quarter of Fiscal 2001, Lechters is scheduled to convert a handful of existing locations from Lechters to thinkkitchen branded stores. thinkkitchen stores are planned to have an entirely new design with a different look and feel from Lechters stores. thinkkitchen stores merchandise assortment will be similar to the fully migrated Lechters assortment. The purpose of these conversions is to test a pure, non-Lechters branded store.

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

         Famous Brands Housewares Outlet(R) began Fiscal 2000 with approximately 60% of sales generated by off-price merchandise. The remainder of the assortment was similar to the Lechters Housewares(R) assortment with limited reductions in pricing. At the end of Fiscal 2000, approximately 65% of sales were generated by off-price merchandise.

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

         Given the geographic dispersion of customers who frequent outlet centers, the marketing strategy to drive the Famous Brands Housewares Outlet(R) business will continue to rely primarily on in-store signs, handouts, displays and participation in promotions sponsored by malls. The location of these centers outside the Company's advertised markets preclude the use of traditional print media, although Famous Brands could benefit from direct marketing and email efforts as Lechters is able to identify the store in which a customer originally signed up for email.

         The seasonality of the Famous Brands Housewares Outlet(R) business differs slightly from that of Lechters Housewares(R). The summer season represents a greater portion of the annual sales in Famous Brands Housewares Outlet(R) given the increase in leisure travel and the proximity of outlet centers to major routes and vacation destinations. In Fiscal 2000, the November/December period represented 24.9% of total year sales in Famous Brands Housewares Outlet(R) versus 31.1% for Lechters Housewares(R).

         During Fiscal 2000 the Company closed 7 Famous Brands Housewares Outlet(R) stores. The Company plans to continue to reduce the number of Famous Brands Housewares Outlet(R) stores, with the intention of operating a core group of profitable stores in viable outlet malls.

         Cost Less Home Store(SM) was developed as a new concept that was an outgrowth of the off-price special buy strategy started in the Famous Brands Housewares Outlet(R) stores. The first Cost Less Home Store(SM) was opened in November of Fiscal 1998. Four Cost Less Home Store(SM) were opened in Fiscal 1999. Six more locations were opened in Fiscal 2000.

         During the third and fourth quarter of Fiscal 2000, it became apparent that the Cost Less Home Store(SM) could not produce the projected sales volume to provide the Company with sufficient return to justify the expansion of or the continuation of this concept. As part of the Strategic Restructuring Plan, the Company has abandoned this concept and closed all Cost Less Home Store(SM) stores.

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

         The Company has a dedicated buying staff in the Service Office. As of March 31, 2001, reporting to the Chief Merchandising Officer were 3 Vice Presidents, 4 senior buyers and 2 buyers, and their staff of associate buyers and assistant buyers.

         A Planning and Allocation staff supports the buying staff. That staff includes senior planners, teams of inventory control specialists and analysts supporting each buying group.

         The Company purchases its products from over 400 major suppliers with no supplier accounting for more than 2.4% of Fiscal 2000 receipts. Approximately 80% of its products are purchased in the United States. The remaining 20% is developed by the Company and imported directly from overseas. This proprietary merchandise is sourced primarily in the Far East. The Company believes that there are alternate sources for virtually all of its products.

         Most of the Company's merchandise is shipped directly from manufacturers to the Company's warehouses in Harrison, New Jersey and North Las Vegas, Nevada where it is held until reshipment to the Company's stores. During 2000, the Company opened a new distribution center in Hazleton, Pennsylvania to handle the storage and distribution of product for the Company's special buy, off-price merchandise for stores east of the Mississippi, including Costless stores. As part of the Strategic Restructuring Plan, the new facility was phased out in April 2001, due to the closure of all the Cost Less Home Store(SM) stores and 27 Famous Brands Houseware Outlet(R) stores. The remaining Famous Brands stores east of the Mississippi are being serviced by the warehouse in Harrison, New Jersey.

         The Company uses contract carriers to supply its stores with merchandise from its distribution centers. The Company's stores are supplied with merchandise within two to five days of shipping an order from the warehouse, depending upon the store's distance. Most stores are supplied with merchandise on a bi-weekly basis, but the highest sales volume stores are supplied weekly or twice weekly. Shipment frequencies are increased during peak sales periods. The ordering process is facilitated by a computer assisted replenishment (CAR) system.

C. STORE OPERATIONS

         Store Operations' objective is to provide an easy-to-shop store environment supported by knowledgeable, customer oriented and sales focused associates.

         The Company's stores are designed to attract traffic through prominent in-store displays generally organized according to a store planogram provided by the Service Office. Merchandise is displayed utilizing fixtures designed to maximize versatility in merchandise mix, minimize space requirements and enable customers to purchase through self-choice and/or be assisted by an associate. The Company enhances consumer interest by using store front space for seasonal and promotional presentations that are rotated regularly. In addition, it uses selected stores as test sites for the introduction of new products, new product categories and new store designs.

         The Store Operations organization is headed by a Senior Vice President and supported by a Service Office staff. The latter is responsible for the development of store operations policies and procedures, the design of in-store programs, store associate training programs, coordination of activities with other functions residing in the Service Office and general communications.

         As of March 31, 2001, the field organization was comprised of 2 Vice Presidents-Stores; each with profit and loss responsibility for several districts and providing leadership to 20 District Managers. The District Managers are responsible for the day-to-day operations of 12 to 20 stores, supported by Area Managers who are Store Managers with additional oversight responsibility for 1 to 3 additional stores. Stores are typically staffed with a Manager, 2 Assistant Managers and 5 sales/cashier Associates. The stores schedule their labor from a pool of hourly Associates, the majority of whom are part-time. The number of Associates on hand at any one time is a function of customer traffic and scheduled store activities, such as training events and the receipt of merchandise.

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

         The Company believes that the security measures in its stores are strict, reflecting the cash orientation of the Company's business. Audit programs that include District Manager conducted reviews and Service Office monitoring of store transaction reports provide the loss prevention structure for the

Company. Particular emphasis is placed on stores with a history of inventory shrinkage in excess of the norm.

D. REAL ESTATE

         The Company considers obtaining and retaining attractive, high-traffic store locations a critical element of its business. Lechters Housewares(R) mall stores are located primarily in high-traffic regional enclosed malls while strip centers and city stores are located in dominant strip centers or downtown areas as defined by market analysis. Famous Brands Housewares Outlet(R) stores are located in the dominant outlets nationally. The six Lechters Kitchen Place(R) stores are located in mall locations. Nine of the eleven Cost Less Home Store(SM) stores which were opened were located in power strip centers and one was located in a 2-level enclosed outlet mall.

         As shown in the following table, the Company operated 370 Lechters Housewares(R) stores which included 6 Lechters Kitchen Place(R) Stores as of year-end. These stores range in size from 1,800 to 10,900 square feet and average approximately 3,700 square feet. The Company's 110 Famous Brands Housewares Outlet(R) stores range in size from 3,000 to 7,500 square feet and average 3,900 square feet. The Company's Cost Less Home Store(SM) locations averaged 21,000 gross square feet and ranged in size from 18,400 to 25,000 square feet.

         The following table reflects the impact of the Strategic Restructuring Plan announced on February 9, 2001. (Square foot amounts are estimates):



                                                                                             FAMOUS        COST
                                                      LECHTERS HOUSEWARES                    BRANDS        LESS
                                                      -------------------                  HOUSEWARES      HOME
                                            MALLS    STRIPS          CITY     SUB-TOTAL     OUTLET(R)     STORE(SM)       TOTAL
                                            -----    ------          ----     ---------     ------        -------         -----
January 29, 2000:
   Units.............................          320        52           29          401           117            5           523
   Square Feet.......................    1,206,400   183,200      119,200    1,508,800       464,200      105,000     2,078,000
2000 Additions:
   Units.............................            2         3            0            5             0            6            11
   Square Feet.......................        6,400    12,100            0       18,500             0      128,700       147,200
2000 Closings:
   Units.............................           33         3            0           36             7            0            43
   Square Feet.......................       93,800    11,300            0      105,100        26,100            0       131,200

February 3, 2001:
   Units.............................          289        52           29          370           110           11           491
   Square Feet.......................    1,119,000   184,000      119,200    1,422,200       438,100      233,700     2,094,000(1)

Closed Under
Strategic Restructuring Plan
    Units.............................         109        17            2          128            27           11           166
    Square Feet......................      399,500    57,500        5,300      462,300       101,400      233,700       797,400
Continuing Stores
    Units.............................         180        35           27          242            83            -           325
    Square Feet.....................       719,500   126,500      113,900      959,900       336,700            -     1,296,600(1)


(1) Approximately 90% of the total store space of the Company's stores represents selling area. The balance is storage and office space.

         The Company's present plans will focus on enhancing its Lechters Kitchen Place(R), Lechters Housewares(R) strip center locations and Lechters Housewares(R) City locations. The Company's plans also call for the conversion of 5 existing locations to Lechters thinkkitchen(R) stores. The estimated cost for a thinkkitchen store under typical site conditions are approximately:


                                                                             INVENTORY,
                                                                               NET OF
                                             LEASEHOLD         FIXTURES &      ACCOUNTS         PRE-OPENING
                                           IMPROVEMENTS        EQUIPMENT       PAYABLE           EXPENSE
                                           ------------        ---------       -------           -------

thinkkitchen(R).........................   $    273,000      $   145,000     $    160,000      $  14,000

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

         The Company closed forty-three (43) stores in Fiscal 2000. The Company closed 3 stores early in Fiscal 2001 and will continue to evaluate the remaining store locations. As previously mentioned, the Company closed 166 stores pursuant to the Strategic Restructuring Plan.

         The majority of the Company's store leases expire or will be subject to termination over the next three years.

E. INFORMATION TECHNOLOGY

         The Company relies heavily on technology to conduct its business. It is continually reevaluating and upgrading its systems capabilities and technology infrastructure to support the current and future needs of the business.

         On July 10, 2000, the Company outsourced its systems staff (but not its equipment) to Electronic Data Systems Corp. ("EDS"). The existing IT staff were all offered positions with EDS and since that time, most of the staff has been redeployed at other EDS accounts. Most of Lechters' systems are developed and operated by EDS staff in Canada, supplemented by a small group at the Service Office in Harrison, New Jersey. The outsourcing contract with EDS runs for 10 years, and provides for earlier termination under certain circumstances. EDS' fees are based on the number of personnel assigned to Lechters, adjusted periodically for changes in the Consumer Price Index, and other considerations.

         Given the extreme competition for talented systems people, the limited career opportunities for these people at Lechters and the need for a wide variety of technical skills, Lechters suffered excessive turnover and suboptimal performance from its home-grown systems organization. EDS offers the skills of more than 100,000 people, dedicated to technical services, who have many career opportunities for growth within EDS.

         The Company's data resides on a combination of platforms using IBM equipment in an IBM AS400 and an IBM RS6000 open system, client server environment, in addition to servers manufactured by Compaq and other firms. To reduce cost and improve service, the Company re-evaluates and improves its systems continuously. Certain key systems are based on JDA's ODBMS, Oracle, and various Microsoft products, as well as proprietary code.

         In-Store Systems consist of IBM 4684 and 4694 point of sale registers and Symbol Technology scanners. The software is largely supplied by CRS Retail Systems, Inc. Although the company conducted a project to select new software and hardware for its store systems, no replacement system was elected, due to financial considerations.

         The Company controls the level and distribution of merchandise in the distribution centers and stores through the use of an internally developed replenishment system. Since acquiring JDA's Open Database Merchandising System (ODBMS) in September 1997, the Company implemented certain modules of the new system and conversely converted some of its operation from legacy systems to the new technology.

         The Company's distribution centers are internally operated using an automated warehouse management system operating on the IBM AS400, which also incorporates radio frequency technology. In September 1998 the Company acquired JDA's warehouse management system (WCC) which is an open system, client server solution that works in conjunction with the JDA merchandising systems (ODBMS). The Company ran the new warehouse management system in the Hazleton and North Las Vegas facilities as well as for supplies and fixtures in its Harrison warehouse in 2000, but discontinued all use of the WCC system in 2001.

         In Fiscal 1997 the Company successfully installed its new financial system which is an open system, client server solution provided by Oracle Corporation. In Fiscal 1998 the Company augmented the new system with substantial planning, decision support and report writing capabilities provided by Oracle Corporation. At one point the company expected to integrate JDA's merchandising system's financial applications, including stock ledger, sales audit, and invoice reconciliation, which was planned to work in conjunction with the Oracle financial system. All work on this integration project has been halted, because in the opinion of management, there is insufficient payback to the expected cost. As a result, the amounts previously recorded were impaired in the fourth quarter of Fiscal 2000.

         The Company maintains a website at: www.lechters.com. The website features descriptive Company information, upcoming sales promotions in the stores and the basic investor relations materials.

         In a continuing effort to enhance the technology infrastructure, in 2000 the Company acquired and installed a new telephone PBX system to replace its old technology system.

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

TRADEMARKS

         The Company has registered in the United States Patent and Trademark Office its service marks "Lechters", "Lechters Home Store", "Lechters Housewares", "The Kitchen Place", "Famous Brands Housewares Outlet" "Lechters thinkkitchen" for retail services, and its trademarks ,"The Kitchen Place", "Regent Gallery", "Cooks Club", "Perfect Bake", "Perfect Grip" "Simple Solutions" and "Cable Cop" for certain houseware items. In addition, the Company has applied for registration of other marks used in the operation of its business, and those applications are pending.

ASSOCIATES

         On March 31, 2001, the Company employed a total of 4,145 persons, 1,788 of whom were fulltime (30 or more hours per week) and 2,357 of whom were part-time Associates. The total includes 1,108, who were employed in the stores in the process of closing related to the Strategic Restructuring Plan. Of the Company's total employees, 343 were located at the Company's Harrison, New Jersey Service Office and three distribution centers. Included in this total, 22 were Regional and District Managers, and 32 were Associates located at the Company's North Las Vegas, Nevada distribution center.

         On March 31, 2001, the 133 non-management distribution and office Associates at the Harrison, New Jersey facility were represented by UNITE, Local
99. On April 26, 1999, the Company and UNITE, Local 99 entered into an agreement as to the terms and conditions of a contract covering the distribution Associates for the period from March 16, 1999 to March 15, 2002. The contract covering office employees, which was renewed on August 8, 2000, expires on June 30, 2003. The 3,802 Associates in the Company's retail stores are nonunion.

         The Company has never experienced a strike or other labor disruption and is unaware of any current efforts or plans to organize its nonunion Associates. The Company believes that its employee relations are satisfactory.

         In connection with the Strategic Restructuring Plan, the Company adopted a retention plan pursuant to which key personnel, including certain officers, earn additional payments for remaining in the employ of the Company through specified dates in Fiscal 2001.

EXECUTIVE OFFICERS

         The following table shows information regarding executive officers of the Company as of April 20, 2001:

                                                                                                           TERM OF
                                                POSITION OR OFFICE                                       EMPLOYMENT
NAME                                AGE          WITH THE COMPANY                                         COMMENCED
----                                ---          ----------------                                        ----------
David K. Cully...................   48    President and Chief Executive Officer                         January 2000

Daniel L. Anderton.............     52    Senior Vice President-Chief Financial Officer                 August 1999
                                                          and Treasurer

Allan Coviello...................   54    Senior Vice President -Chief Merchandising                    January 2000
                                                          Officer

Dennis Hickey....................   53    Senior Vice President-Stores                                  January 1991

David Hisbrook...................   49    Senior Vice President-Marketing                               June 2000

Sheon Karol......................   43    Senior Vice President-General Counsel                         May 1999

Mark I. Lilien...................   47    Senior Vice President-Operations                              March 2000

         Donald Jonas retired as an Executive Officer of the Company on April 1, 2001. He remains a Director and the non-executive Chairman of the Board. Mr. Jonas has served as Chairman of the Board and as a Director of the Company or its former parent since 1979. From 1979 to January 1994, and from January 1996 until November 2000, Mr. Jonas was Chief Executive Officer of the company. He also served as President from January 1996 to February 1999. He is also a Director of Dress Barn, Inc.

         David K. Cully was elected President and Chief Executive Officer in November 2000. He joined the Company as President, Chief Operating Officer in January 2000. From 1993 to 2000, he served in various senior management capacities including Vice President, GMM of Barnes & Noble Retail Stores and President, Barnes & Noble Distribution. His other retail experience includes senior management roles at both Egghead Discount Software and Waldenbooks.

         Daniel L. Anderton joined Lechters in August, 1999 as a Vice President of Finance. In January, 2001, Mr. Anderton was named Senior Vice President-Chief Financial Officer and Treasurer. Prior to joining Lechters, he served as Vice President, Treasurer and Financial Planning at the Caldor Corporation from 1997 to 1999. His other retail experience includes senior management roles at both Petrie Retail and Crystal Brands.

         Allan Coviello joined the Company in February 2000 as President and Chief Operating Officer of Lechters.com. In November 2000, he assumed additional responsibilities as Chief Merchandising Officer for the entire company. Prior to joining the company, from 1983 to 2000, Mr. Coviello was the President, Chief Executive Officer of Kitchen Etc. which he co-founded. Prior to Kitchen Etc., Mr. Coviello was General Manager of Thetford Corporation.

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

         David Hisbrook joined the Company in July 2000 as Senior Vice President-Marketing responsible for all marketing, advertising, brand management, in-store messaging and public relations for the Company. Prior to joining Lechters, from 1998 to 2000, Mr. Hisbrook was a marketing executive for an internet start-up firm. Previous experience included, from 1995 to 1997, Vice President-Marketing for Barnes & Noble and Vice President-Marketing for Bookstop, Inc. which was acquired by Barnes & Noble. Mr. Hisbrook started his career in sales and marketing with Random House and Simon & Schuster.

         Sheon Karol was elected Senior Vice President-General Counsel in June 2000. He joined the Company in May 1999 as Vice President-General Counsel. Prior to that he was employed by the Caldor Corporation from 1995 to 1999 as Assistant General Counsel. Mr. Karol previously held positions with the New York law firms of Parker Chapin Flattau & Klimpl and Kaye, Scholer, Fierman, Hays and Handler.

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

         In March 2000 the Company entered into a lease for a new distribution center in Hazleton, Pennsylvania. This facility handled the distribution of products for the Company's special buy, off-price merchandise for stores east of the Mississippi. Part of this facility was in use from July 2000 to April 2001. As part of the Strategic Restructuring Plan, all Hazleton operations ceased in April 2001 due to the shutdown of all the Cost Less Home Store (SM) stores and 27 Famous Brands Housewares Outlet(R) stores. The remaining Famous Brands Housewares Outlet(R) stores east of the Mississippi are being serviced by the Harrison warehouse.

         The Company leases all of its stores. Lease terms for the Company's stores are generally 10 to 12 years in duration without renewal options or five years with one or more renewal options and provide for a fixed minimum rental plus a percentage of sales once the minimum has been satisfied. However, certain stores are operated under short-term extensions of otherwise expired leases. Cost Less Home Store(SM) lease terms were generally 10 years in duration with three 5-year options.

         For additional information concerning the Company's leases, see the section of Item 1. entitled Real Estate and Note 8 to the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 3. Legal Proceedings.

         The Company and certain of its subsidiaries are defendants in actions commenced by vendors, customers, former employees and others that are incidental to the normal course of its business. The Company believes that the ultimate outcome of the foregoing actions pending will not have a material adverse effect on its consolidated financial position, results of operations or liquidity. The Company continues in discussion with a committee of Landlords of stores closed pursuant to the Strategic Restructuring Plan regarding their claims. But there can be no assurance that such discussions will be successful or that the Company will be able under its credit arrangement to effect any settlement reached. See
Note 8 to the Consolidated Financial Statement of the Company included elsewhere herein.

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

         Until April 16, 2001, the Common Stock was traded on the over-the-counter market and included in the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On April 16, 2001, the Company's Common Stock was suspended from the NASDAQ National Market System. The stock is currently traded on the Over-The-Counter Bulletin Board under the symbol LECH.

         The following table sets forth (as reported by NASDAQ) for the periods indicated the closing prices of the Common Stock.

                                                                                            PRICE OF COMMON STOCK
FISCAL 2000                                                                               HIGH                    LOW
-----------                                                                               ----                    ---
1st Quarter...........................................................                   1-3/4                    1-3/8
2nd Quarter...........................................................                   1-5/8                      1/4
3rd Quarter...........................................................                  1-7/16                    27/32
4th Quarter...........................................................                   29/32                     3/16

FISCAL 1999                                                                            HIGH                       LOW
1st Quarter...........................................................                   2-5/8                  1-17/32
2nd Quarter...........................................................                   3-5/8                  1-25/32
3rd Quarter...........................................................                 2-23/32                    1-3/4
4th Quarter...........................................................                       2                  1-15/32

         These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions.

         On April 16, 2001, there were approximately 792 holders of record of the Common Stock. On April 16, 2001, the closing price of the Common Stock was $0.35.

         The Company has never paid any cash dividends on its Common Stock and does not presently intend to pay any dividends on the Common Stock for the foreseeable future. In addition, the Company's Senior Secured Revolving Credit Facility contains certain covenants that restrict the ability of the Company to pay dividends. See Note 6 to the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 6. Selected Financial Data

SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

                                                  FIFTY-THREE                          FIFTY-TWO
                                                  WEEKS ENDED                          WEEKS ENDED
                                                   FEBRUARY 3,        JANUARY 29,       JANUARY 30,     JANUARY 31,    FEBRUARY 1,
                                                     2001                2000             1999             1998           1997
                                                   ------------      ------------      ------------    ------------    ------------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND SELECTED OPERATING DATA)
INCOME STATEMENT DATA:
Net sales ........................................     $405,033          $420,123        $428,219          $445,310        $441,243
Cost of goods sold (including occupancy
and indirect costs) ..............................      321,544           311,602         317,868           325,269         322,110
                                                   ------------      ------------    ------------      ------------    ------------
Gross profit .....................................       83,489           108,521         110,351           120,041         119,133
Selling, general and administrative expenses .....      149,419           125,979         118,606           115,541         110,848
Restructuring expense ............................       36,092                --              --                --              --
Provision for asset impairment ...................          270             2,685           1,543             8,746             370
                                                   ------------      ------------    ------------      ------------    ------------
Operating (loss) income ..........................     (102,292)          (20,143)         (9,798)           (4,246)          7,915
Other expense (income) (1) .......................        3,077             1,250            (117)            1,952           3,372
                                                   ------------      ------------    ------------      ------------    ------------
(Loss) income before income tax provision and
  extraordinary item .............................     (105,369)          (21,393)         (9,681)           (6,198)          4,543
Income tax (benefit) provision ...................       (2,605)           (8,547)         (3,940)           (2,440)          1,200
                                                   ------------      ------------    ------------      ------------    ------------
Net (loss) income before extraordinary item ......     (102,764)          (12,846)         (5,741)           (3,758)          3,343
Extraordinary gain on early retirement
  of debentures, net of tax ......................        1,947               398              --                --              --
                                                   ------------      ------------    ------------      ------------    ------------
Net (loss) income ................................     (100,817)          (12,448)         (5,741)           (3,758)          3,343
Preferred stock dividend requirement .............        1,010             1,010           1,010             1,010             842
                                                   ------------      ------------    ------------      ------------    ------------
Net (loss) income available to common
     shareholders ................................    ($101,827)         ($13,458)        ($6,751)          ($4,768)         $2,501
                                                   ============      ============    ============      ============    ============
Net (loss) income per common share (2)(3)
  Basic and diluted
     (Loss) income before extraordinary item .....       ($6.62)           ($0.81)         ($0.39)           ($0.28)          $0.15
     Extraordinary item ..........................        $0.12              0.02              --                --              --
                                                   ------------      ------------    ------------      ------------    ------------

     Net (loss) income ...........................       ($6.50)           ($0.79)         ($0.39)           ($0.28)          $0.15
                                                   ============      ============    ============      ============    ============
Weighted average common shares
  outstanding (3)(4)
  Basic ..........................................   15,673,000        16,956,000      17,176,000        17,159,000      17,155,000
                                                   ============      ============    ============      ============    ============
  Diluted ........................................   15,673,000        16,956,000      17,176,000        17,159,000      17,155,100
                                                   ============      ============    ============      ============    ============

                                                    FIFTY-THREE                               FIFTY-TWO
                                                    WEEKS ENDED                              WEEKS ENDED
                                                     FEBRUARY 3,      JANUARY 29,      JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                        2001              2000            1999           1998           1997
                                                      ---------         ---------      ---------      ---------        ---------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND SELECTED OPERATING DATA)
SELECTED OPERATING DATA:
Stores opened during year ........................           11                14               20              7               16
Stores closed during year(5) .....................           43                69               68             30                9
Stores open at year-end(5) .......................          491               523              578            626              649
Total square feet of store space (at year-end)(5)     2,094,000         2,078,000        2,188,900      2,346,400        2,432,200
Sales per average square foot of total space(5)(6)         $197              $197             $189           $186             $182
Percentage increase(decrease) in
  comparable store sales(7) ......................         (3.3%)             1.2%            (1.1%)          0.5%            (0.2%)

BALANCE SHEET DATA:
Working capital ..................................       $7,736          $148,224         $164,474       $163,998         $151,954
Total assets .....................................      142,489           249,521          267,644        277,434          272,333
Long-term debt ...................................       10,908            57,804           61,232         60,001           58,853
Shareholders' equity .............................       40,638           144,161          159,134        165,850          170,408
Total debt to total capitalization ...............         53.8%             28.6%            27.8%          26.6%            25.7%

(1) Other expense (income) includes interest expense net of interest income, net gains realized on the sale of government securities and investment income, primarily dividends from marketable securities.

(2) Net (loss) income per share for Fiscal 2000, Fiscal 1999, Fiscal 1998, Fiscal 1997 and Fiscal 1996 was calculated on net (loss) income less the preferred stock dividend requirement.

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

(5) Approximately 90% of total store space represents selling area. The balance is storage and office space. The Strategic Restructuring Plan will reduce the number of stores open by 166 to 325 locations with an estimated total square feet of 1,297,000.

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

(7) Comparable store sales data are calculated based on each store's time in operation during the prior year (even if such store began operations in the prior year) compared with its corresponding time in operation during the current year. Comparable store sales for all Fiscal years including Fiscal 2000 which included 53 weeks are reported on a 52-week basis. Comparable store sales for Fiscal 2000, Fiscal 1999, Fiscal 1998 and Fiscal 1997 exclude sales of stores closed starting 90 days prior to closing. With respect to the Company's Cost Less Home StoreSM concept, comparable store sales calculation started when a store was open for 65 weeks.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

FISCAL 2000 IN COMPARISON WITH FISCAL 1999

         Sales for Fiscal 2000, the fifty-three week period ended February 3, 2001, decreased $15.1 million to $405.0 million, a 3.6% decrease from Fiscal 1999, the fifty-two week period ended January 29, 2000. Sales of $5.4 million occurred during week 53 of Fiscal 2000. Adjusting for the sales which occurred during the fifty-third week, the sales decrease on a fifty-two week basis was 4.9%. The decrease in sales was due to the closing of 43 stores during the year, which was partially offset by the opening of 11 stores. On a 52 week basis, comparable store sales decreased 3.3%. Total sales for the Specialty Housewares segment comprised of Lechters Housewares(R) and Lechters Kitchen Place(R) decreased 4.5% to $310.0 million while sales for Off-Price Home Business segment comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM) decreased 0.6% to $95.0 million. By segment, on a 52 week basis, comparable store sales, for the Specialty Housewares decreased 2.5% while the Off-Price Home Business decreased 6.2%. At the close of the fiscal year, the Company operated 491 stores compared with 523 stores in operation at the end of Fiscal 1999.

         Gross profit for Fiscal 2000 was $83.5 million, a $25.0 million decrease from the prior fiscal year. The gross profit rate for Fiscal 2000 was 20.6% of sales, which was a 5.2% lower as a percent of sales. Contributing factors to the deterioration of gross profit performance were the reduction of sales previously mentioned, a higher proportion of sales from the special buy categories, and increased price reductions. The Strategic Restructuring Plan unfavorably impacted cost of sales by $5.9 million representing the loss on the liquidation of merchandise located in the stores to be closed. The gross profit rate decline was caused by the factors mentioned previously and was also reduced due to the underabsorption of occupancy costs given the comparable stores sales decrease.

         By segment, the Specialty Housewares segment's gross profit rate was 19.5% compared to 24.5% for the prior fiscal year. The Off-Price Home Business segment had a gross profit rate of 24.1% for Fiscal 2000 compared to 30.4% for the prior fiscal year. As in the past, the Off-Price Home segment has a higher gross profit rate due to a lower occupancy expense rate than Specialty Housewares. The larger year-to-year decline in gross profit rate of 6.3% of sales for the Off-Price Home segment is related to the increase in sales of lower margin special buy product which was primarily sold in this segment.

         Selling, general and administrative expenses increased $23.4 million to $149.4 million. The expense rate was 36.9% of sales, which was 6.9 percentage points higher than the prior fiscal year. While the number of stores declined from the previous fiscal year, due to the opening of six Cost Less Home StoreSM stores, store operating expenses such as payroll, benefits, variable expenses such as pre-opening costs and advertising expense to support the new store locations increased reflecting the larger sales staff, sales volumes and advertising requirements of this new concept. With respect to Corporate related expenses, total payroll was reduced as the Company engaged a third party provider to operate its Information Technology function. However, consulting fees related to this third party increased more than offsetting the payroll savings. Finally, the Company's initiatives to develop an e-commerce capability, incurred expense of $6.2 million, all of which was incremental to the prior fiscal year.

         The Company recorded a non-cash provision for asset impairment of $0.3 million for Fiscal 2000 as required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets for and Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"). The provision was determined by a comparison of each store's operating cash flow performance versus the carrying value of the assets at that location. In cases where the undiscounted cash flows produced by the store were not sufficient to recover the carrying value of the long-term assets at the location, the store's assets are adjusted to their estimated fair value. The fair value was estimated by applying a discount rate to the undiscounted cash flows. For Fiscal 1999 the asset impairment provision determined in the same manner was $2.7 million.

         During the fourth quarter of Fiscal 2000, the Company developed and adopted a Strategic Restructuring Plan which included the closing of 166 stores, re-alignment of support functions to reduce expense and the impairment of store and corporate assets. The total charge to operations was $42.0 million comprised of $5.9 million as additional cost of sales previously mentioned and $36.1 million as restructuring expense. The major components of the restructuring expense by type of cost are: (1) lease termination costs of $14.9 million; (2) asset impairment of $21.6 million; (3) a credit of $1.9 million from the reversal of deferred rent liabilities for the closed stores; and (4) miscellaneous write-offs and fees of $1.5 million. Severance and retention costs estimated at $3.1 million will be reflected in the first quarter of Fiscal 2001.

         For Fiscal 2000, net other expense (income) was a net expense of $3.1 million versus net expense of $1.3 million for Fiscal 1999. Interest expense was $0.5 million lower than the prior fiscal year at $4.1 million due to the prepayment of $28.0 million of the Convertible Subordinated Debentures prior to their due date. Interest income decreased $1.9 million from the prior year to $0.9 million while other net investment income decreased $0.4 million to $0.1 million. Throughout Fiscal 2000 the Company had lower invested balances producing the unfavorable performance compared to the prior year.

         By operating segment Specialty Housewares had a loss before income taxes of $26.5 million and the Off-Price Home Business had a loss before income taxes of $15.7 million. Corporate and other expenses were $60.1 million for Fiscal 2000. See Note 3 to the Consolidated Financial Statements of the Company included elsewhere herein.

         Due to the operating loss for Fiscal 2000, which was a continuation of the trend of the most recent fiscal years, the Company has reduced its tax provision rate for the year to 2.5%. The adjustment was the result of an increase in valuation allowances against the available deferred tax assets currently recorded on the Company's financial statements. For the foreseeable future, due to the need for 100% valuation allowance against any deferred tax assets created by net operating losses, the tax rate will be 0%.

         The Company recognized an extraordinary gain of $1.9 million, net of tax, from the repurchase during Fiscal 2000 of $23.1 million of Convertible Subordinated Debentures prior to their due date of September 27, 2001.

         The net loss for Fiscal 2000 was $100.8 million compared to a net loss for Fiscal 1999 of $12.4 million. The increased loss was primarily the result of lower sales, increased price reductions, merchandise mix issues, and higher selling, general and administrative expenses in support of the Company's e-commerce initiatives coupled with the restructuring expense recorded as a result of the adoption of the Strategic Restructuring Plan.


RECENT DEVELOPMENTS

         On February 9, 2001, the Company announced a Strategic Restructuring Plan which resulted in the closing of 166 stores and one distribution center. The Strategic Restructuring Plan also involves an upgrading of the merchandise assortment in the Company's remaining stores and the conversion of a handful of existing locations to thinkkitchen branded stores. While none of the thinkkitchen branded stores have been reopened, the Company reopened three fully re-merchandised Lechters stores in late April 2001. The Company expects that the average dollar amount per sales transaction in these stores will be substantially higher than in pre-re-merchandised Lechters stores, but there can be no assurance that re-merchandised stores will generate significantly greater profit contributions.

         In connection with the implementation of the Strategic Restructuring Plan, the Company engaged DJM Asset Management, LLC ("DJM") to assist the Company in obtaining lease dispositions for the stores it closed. With the assistance of DJM, the Company has conducted negotiations with a Committee of the Company's landlords and such Committee's counsel in an effort to negotiate lease terminations on terms affordable by the Company.

         Also in connection with the implementation of the Strategic Restructuring Plan, the Company entered into an amendment of its Amended and Restated Loan and Security Agreement with Fleet Retail Finance, Inc. ("Fleet") and certain other financial institutions (the "Amended Credit Facility"). As a result of the Company commencing relationships with many new vendors in connection with the upgrading of its merchandise assortment and vendor concern regarding the Company's financial condition, the Company is receiving less vendor credit than anticipated and a substantial majority of the Company's purchases are being made on a COD or paid in advance basis. As a result of this and other factors, larger amounts were borrowed under the Amended Credit Facility during the first quarter of Fiscal Year 2001, and the Company currently believes that it is likely to be in default under one or more of the covenants and restrictions of the Amended Credit Facility during the second or third quarter of Fiscal 2001. Accordingly, the Company has renewed discussions with Fleet concerning its ongoing credit needs.

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


LIQUIDITY AND CAPITAL RESOURCES

         The combined balances of cash, cash equivalents and marketable securities at February 3, 2001 as shown on the Consolidated Balance Sheet totaled $3.2 million, a decrease of $72.0 million over the combined balances of $75.2 million at January 29, 2000. As depicted on the Consolidated Statements of Cash Flows, the decrease in cash and cash equivalents was $6.7 million for the fifty-three week period ended February 3, 2001 compared with a $25.6 million decrease for Fiscal 1999. During Fiscal 2000, the Company liquidated its portfolio of marketable securities.

         Cash flows from operating activities consist primarily of the net loss adjusted for certain non-cash charges such as depreciation and amortization, deferred taxes, loss on disposal of fixed assets, restructuring expense and the provision for asset impairment. Operating activities also include changes in operating assets, which include accounts receivable, inventory, accounts payable, accrued liabilities and other items. Net cash used in operating activities for Fiscal 2000 was $45.9 million compared to net cash used in operating activities of $9.0 million for Fiscal 1999. For Fiscal 2000 there was a net loss of $100.8 million. Significant offsets to the net loss, were depreciation and amortization of $15.8 million, the restructuring charge of $36.1 million, and the decrease in inventory of $20.8 million. The most significant operating activities reducing cash flow were the increase in other assets of $8.5 million due to the increased investments in information technology software, relating to Lechters.com the decrease in deferred income taxes of $2.7 million and the decreases in accounts payable and accrued expenses of $6.2 million.

         With respect to investing activities, capital expenditures were $14.0 million compared to $7.3 million for Fiscal 1999. Capital expenditures were principally for the construction and fixtures for new and remodeled stores opened in Fiscal 2000 and the construction of the Hazleton warehouse facility. The

Company liquidated its portfolio of marketable securities during Fiscal 2000, which provided $65.4 million of cash.

         Planned capital expenditures for Fiscal 2001 are estimated at $6.0 million to $8.0 million primarily for new stores, renovations, remodels and computer hardware.

         Cash flows from financing activities decreased cash by $12.2 million. The repurchase of treasury stock used $1.8 million and the repurchase of $23.1 million face value of the Company's Convertible Subordinated Debentures used $20.3 of cash. Borrowing under the Company's revolving credit facility provided cash of $10.9 million.

         During Fiscal 2000 and early in Fiscal 2001, the Company revised and amended its credit facility. On November 30, 1999, the Company entered into a new $120 million senior secured revolving credit facility with BankBoston Retail Finance Inc. and other financial institutions, replacing the Company's credit agreement which was to expire on March 26, 2001. On November 14, 2000, the Company entered into an amended and restated loan and security agreement with Fleet Retail Finance Inc. (formerly BankBoston Retail Finance Inc.) and other financial institutions. On February 9, 2001, the Company further amended its credit facility to reflect the Strategic Restructuring Plan which was announced on that date. The amended and restated loan and security agreement of November 14, 2000 and the amendment to that agreement dated February 9, 2001 comprise the Amended and Restated Loan and Security Agreement (the "Amended Credit Facility"). The Amended Credit Facility includes a $30 million sublimit for the issuance of letters of credit (both standby and documentary). The proceeds of the credit facility may be used for: (i) on-going working capital requirements; (ii) the replacement, refinancing or retirement of certain of the Company's securities, as described below; and/or (iii) other general corporate purposes. The credit facility is scheduled to mature on November 30, 2003. The Amended Credit Facility is secured by a security interest in substantially all the Company's assets.

         The Amended Credit Facility permits the Company to repurchase the 5.00% Convertible Subordinated Debentures in whole but and not in part. Such repurchase cannot occur before August 16, 2001. To be permitted to repurchase the 5.00% Notes, availability as defined by the Amended Credit Facility on August 15, 2001 must be in excess of $48.0 million and on such date all indebtedness of the Company for the purchase of goods or services which are not subject to reasonable dispute shall be in accordance with current trade terms. Additionally, availability on average during the period from and including the date of repurchases shall be in excess of $48.0 million and on each day during such period shall be in excess of $40.0 million. Finally availability on a pro forma basis, for the 12 months after the repurchase shall not be less than $10.0 million.

         The Company's maximum borrowing (the "Borrowing Base") under the credit facility may not exceed the lesser of (a) $85 million made up of $80.0 of Tranche A Loan ceiling and $5.0 million of Tranche B Loan which was funded on February 12, 2001 or (b) the total of (i) a stipulated proportion ranging from 77.2% to 88.2%, dependent on the fiscal month, of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 80% of the Company's acceptable credit card receivable; plus (iii) 95% of the Company's cash and acceptable investments held in a Fleet custody account; minus (iv) applicable reserves. As of April 30, 2001, availability under the Amended Credit Facility was approximately $18.3 million.

         The Amended Credit Facility contains certain covenants, including limitations on capital expenditures, indebtedness and transactions with affiliates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries.

         Advances under the Amended Credit Facility will bear interest per annum at the Fleet base rate plus the applicable margin (0.25% to 0.75%) or the Eurodollar rate plus the applicable margin (2.25% to 2.75%), at the Company's option. The applicable margins are determined based upon the Company's excess availability under the credit facility. As of February 9, 2001, the date of the Amended Credit Facility, the base rate applicable margin was 0.75% and the Eurodollar rate applicable margin was 2.75%. At February 3, 2001, the interest rate on outstanding borrowing was 8.75%. As of February 9, 2001, the rate under the Amended Credit Facility increased to 9.25%.

         The $5.0 million Tranche B Loan from Back Bay Capital Funding, LLC, was drawn on the execution of the Amendment to the Amended and Restated Loan and Security Agreement. The rate of interest for the Tranche B Loan is 13.50% per annum with payment in kind interest occurring at 2.25% per annum payable upon maturity. The Tranche B Loan also has annual fees of 3.0% payable on April 28, 2001 and 2.0% payable on April 28, 2002.

         The Company will pay an unused line fee of 0.50% per annum on the unused portion of the credit facility, a standby letter of credit fee equal to the then applicable Eurodollar margin less 25 basis points per annum of the total face amount of each outstanding letter of credit, a documentary letter of credit fee equal to 1.25% per annum of the total face amount of each outstanding letter of credit and certain other fees.

         As of February 3, 2001, $10.9 million was outstanding under the Amended Credit Facility. As of January 29, 2000 there were no outstanding borrowings. As of April 30, 2001, borrowings under the Amended Credit Facility were $26.3 million. At February 3, 2001 and January 29, 2000, the Company was liable for drawings under outstanding letters of credit in the amount of approximately $4.2 million and $7.6 million, respectively.

         The cash requirements of merchandising the Company's remaining stores for the important fall and holiday season under the Strategic Restructuring Plan are currently projected to require the Company to further restructure its credit arrangements. While the Company is in discussions with Fleet in this regard, there can be no assurance that these discussions will be successful. In addition, the Company continues in discussion with a Committee of its landlords regarding their claims, but there can be no assurance that such discussions will be successful or that the Company will be able under its credit arrangements to effect any settlement reached. The Company is exploring all of its options, which include, in addition to revising its credit arrangements, revising its merchandising plans and seeking protection under Chapter 11 of the Bankruptcy Code.

         With respect to the Company's 5% Convertible Subordinated Debentures, due September 27, 2001, these debt securities have been classified as current liabilities on the Consolidated Balance Sheet. The Company is reviewing its options with respect to the debentures.

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



RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective February 4, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.



ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company imports about 20% of its merchandise from the Far East, which subjects it to the market risk of currency fluctuations. However, the Company uniformly utilizes purchase contracts and letters of credit denominated in US dollars to mitigate this risk. Additionally, there are multiple suppliers, both foreign and domestic, for its products. The Company liquidated its portfolio of marketable securities during Fiscal 2000. With respect to marketable securities, the Company was subject to the variations in the investment markets. It mitigated this risk by employing the services of an investment management firm, which with the Company's oversight, invested solely in the highest quality securities and allocated the market risk among various types of securities with varying maturities.

         The Company has borrowed funds under the Credit Agreement during Fiscal 2000. The interest rate is subject to market conditions at the time of the borrowing.



ITEM 8. Financial Statement and Supplementary Data

         See the consolidated financial statements of the company and Subsidiaries attached hereto and listed on the index to consolidated financial statements set forth in Item 14. of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.



PART III

         The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders.


PART IV

ITEM 14. Exhibits and Reports on Form 8-K.

(a) Financial Statements. See the Index immediately following the signature page.

(b)      Reports on Form 8-K.

         1. A Current Report on Form 8-K reporting one item under Item 5-- Other Events and one item under Item 7 (C) -- Exhibits was filed on April 3, 2001.

         2. A Current Report on Form 8-K reporting one item under Item 5 -- Other Events was filed on May 4, 2001.

(c)      Exhibits.

3.1 Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 File No. 33-29465 (the "Registration Statement")).

3.2 By-laws of the Company - as amended April 11, 1991, January 11, 1994, December 13, 1995 and November 15, 2000.*

4.1 Preferred Stock Purchase Agreement dated April 5, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.)

4.2 Indenture, dated as of September 27, 1991, between the Company and Chemical Bank, as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 25, 1992.)

10.1 Amended and Restated Loan and Security Agreement dated November 14, 2000 among the Fleet Retail Finance Inc. and Back Bay Capital Funding LLC. (Incorporated herein by reference to the Company's Form 10-Q for the period ended October 28, 2000).

10.1.1 First Amendment to Amended and Restated Loan and Security Agreement dated February 9, 2001 among Fleet Retail Finance Inc. and Back Bay Capital Funding, LLC. (Incorporated herein by reference to the Company's Form 8-K filed April 3, 2001.)

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

10.8 Amendment No. 5 to the Deferred Compensation Agreement between the Company and Donald Jonas dated February 2, 2001.*(1)

10.9 Employment Agreement between the Company and David K. Cully dated January 3, 2000. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 2000). (1.)

10.10 Form of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement). (1.)

10.11 Forms of Amendment of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.2 to Amendment No. 1 to the Registration Statement). (1.)

10.12 Agreement between the Company and Local 99, UNITE to a collective bargaining agreement covering warehouse employees dated March 16, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997).

10.12.1 Memorandum of Agreement dated April 26, 1999 between the Company and Local 99, UNITE extending the term of Agreement covering warehouse employees dated March 16, 1996 to March 15, 2002. (Incorporated herein by reference to the Company's Form 10-K for the year ended January 30,
         1999).

10.12.2 Memorandum of agreement dated August 8, 2000 between the Company and Local 99, UNITE, covering office employees for a term from July 1, 2000 to June 30, 2003. (Incorporated herein by reference to Exhibit 10.10.3 to the Company's Form 10-Q for the quarter ended July 29, 2000).

10.13 Lease for Distribution Center space dated December 23, 1991 covering the Distribution and office space in Harrison, NJ (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated January 2, 1992).

10.13.1 Lease Modification Agreement dated June 19, 1995 covering the Distribution Center and Office space in Harrison, NJ. (Incorporated herein by reference to the Company's Form 10-K for the year ended January 30, 1999).

10.13.2 Lease Modification Agreement dated July 22, 1998 covering the Distribution Center and Office space in Harrison, NJ. (Incorporated herein by reference to the Company's Form 10-K for the year ended January 30, 1999).

10.14 Lease for Distribution Center space, in North Las Vegas, Nevada. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended July 25, 1992).

10.14.1 Lease for Distribution Center located in Hazleton, Pennsylvania, dated March 23, 2000. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 2000).

10.15    Lechters Long-Term Incentive Plan. (Incorporated herein by reference to
         Exhibit 10.1 to the Company's Form 10-Q for the period ended August 1,
         1998). (1.)

21       Subsidiaries of the Company.*

23       Consent of Deloitte & Touche LLP.*

*        Filed herewith.

(1.)     Management Compensatory Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LECHTERS, INC.
(Registrant)

By: /s/ David K. Cully
President, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated:



SIGNATURE                                    TITLE                                                           DATE
/s/  DONALD JONAS                          Chairman of the Board and Director                    May 3, 2001
-------------------------------------                                                            --------------------------
(DONALD JONAS)

/s/ DAVID K. CULLY                         President, Chief Executive Officer                    May 3, 2001
--------------------------------------     and Director                                          --------------------------
(DAVID K. CULLY)                           (Principal Executive Officer)

/s/ DANIEL L. ANDERTON                     Senior Vice President-Chief Financial Officer         May 3, 2001
--------------------------------------     and Treasurer                                         --------------------------
(DANIEL L. ANDERTON)

/s/ MARTIN BEGUN                           Director                                              May 3, 2001
--------------------------------------                                                           --------------------------
(MARTIN BEGUN)

/s/ BERNARD D. FISCHMAN                    Director                                              May 3, 2001
--------------------------------------                                                           --------------------------
(BERNARD D. FISCHMAN)

/s/ANTHONY MALKIN                          Director                                              May 3, 2001
--------------------------------------                                                           --------------------------
(ANTHONY MALKIN)

/s/ROBERTA MANEKER                         Director                                              May 3, 2001
--------------------------------------                                                           --------------------------
(ROBERTA MANEKER)

/s/ STEVE WESTERFIELD                      Director                                              May 3, 2001
--------------------------------------                                                           --------------------------
(STEVE WESTERFIELD)

/s/JOHN WOLFF                              Director                                              May 3, 2001
--------------------------------------                                                           --------------------------
(JOHN WOLFF)

                         LECHTERS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
MANAGEMENT'S REPORT..............................................................................                F-1

INDEPENDENT AUDITORS' REPORT.....................................................................                F-2

FINANCIAL STATEMENTS AS OF FEBRUARY 3, 2001 AND FOR THE THREE
YEARS ENDED FEBRUARY 3, 2001
Consolidated Balance Sheets......................................................................                F-3

Consolidated Statements of Operations............................................................                F-4

Consolidated Statements of Cash Flows............................................................                F-5

Consolidated Statement of Shareholders' Equity...................................................                F-6

Notes to Consolidated Financial Statements.......................................................            F-7 - F-23

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


David K. Cully
President and Chief Executive Officer

Daniel L. Anderton
Senior Vice President, Chief Financial Officer and Treasurer

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of Lechters, Inc.
Harrison, New Jersey

         We have audited the accompanying consolidated balance sheets of Lechters, Inc. and subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and anticipates a loss from operations and negative cash flow from operations for the year ending February 2, 2002. Additionally, the Company has not yet reached a settlement of terminated leases with its landlords, anticipates that it may not have sufficient liquidity to redeem its Convertible Subordinated Debentures due September 27, 2001, and projects that it may default under the covenants and restrictions of its Amended Credit Facility and may need to seek protection under Chapter 11 of the Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Parsippany, New Jersey
April 2, 2001

                         LECHTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                                                                           FEBRUARY 3,               JANUARY 29,
                                                                                              2001                      2000
                                                                                              ----                      ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................................................  $             3,235    $               9,917
Marketable securities.............................................................                  - -                   65,301
Accounts receivables..............................................................                1,706                    2,881
Merchandise inventories...........................................................               82,299                  103,100
Prepaid expenses..................................................................                2,242                    2,043
                                                                                  ---------------------    ---------------------
   Total current assets...........................................................               89,482                  183,242
                                                                                  ---------------------    ---------------------
PROPERTY AND EQUIPMENT:
Fixtures and equipment............................................................               53,783                   56,194
Leasehold improvements............................................................               86,915                   92,368
                                                                                  ---------------------    ---------------------
                                                                                                140,698                  148,562
Less accumulated depreciation and
   amortization...................................................................              101,469                   93,780
                                                                                  ---------------------    ---------------------
Net property and equipment........................................................               39,229                   54,782
                                                                                  ---------------------    ---------------------
OTHER ASSETS......................................................................               13,778                   11,497
                                                                                  ---------------------    ---------------------
TOTAL ASSETS......................................................................$             142,489    $             249,521
                                                                                  =====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..................................................................$               6,479    $              16,305
Dividends payable preferred stock.................................................                1,010                    1,010
Salaries, wages and other accrued expenses........................................               19,488                   15,662
Estimated restructuring liabilities...............................................               16,336                      - -
Taxes, other than income taxes....................................................                2,085                    2,041
5% Convertible Subordinated Debentures............................................               36,348                      - -
                                                                                  ---------------------    ---------------------
   Total current liabilities......................................................               81,746                   35,018
LONG-TERM DEBT
Borrowings under revolving credit facility........................................               10,908                      - -
5% Convertible subordinated debentures............................................                  - -                   57,804
DEFERRED INCOME TAXES.............................................................                  - -                    2,556
OTHER LIABILITIES.................................................................                9,197                    9,982
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Convertible preferred stock, $100 par value authorized 1,000,000 shares, issued and outstanding Series A 149,999
   shares and Series B 50,001 shares..............................................               20,000                   20,000
Common stock, no par value, authorized 50,000,000
   shares, issued and outstanding 17,176,286
   and 17,176,286, respectively...................................................                   58                       58
Accumulated other comprehensive loss..............................................                  - -                     (65)
Additional paid in capital........................................................               62,380                   62,380
Retained (deficit) earnings.......................................................              (38,698)                  63,129
                                                                                  ----------------------   ---------------------
                                                                                                 43,740                  145,502
Less: Treasury Stock-
Common Stock - 1,841,300 and 684,000 shares at cost, respectively.................               (3,102)                 (1,341)
                                                                                  ---------------------    ---------------------
Total shareholders' equity........................................................               40,638                  144,161
                                                                                  ---------------------    ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................$             142,489    $             249,521
                                                                                  =====================    =====================


                See notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)

                                                                                          FISCAL YEAR ENDED
                                                                                          -----------------
                                                                       FEBRUARY 3,            JANUARY 29,          JANUARY 30,
                                                                          2001                   2000                 1999
                                                                          ----                   ----                 ----

NET SALES.......................................................$           405,033    $          420,123     $        428,219
COST OF GOODS SOLD
(including occupancy and indirect costs)........................            321,544               311,602              317,868
                                                                -------------------    ------------------     ----------------
GROSS PROFIT....................................................             83,489               108,521              110,351
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES.....................................................            149,419               125,979              118,606
RESTRUCTURING EXPENSE...........................................             36,092                   - -                  - -
PROVISION FOR ASSET IMPAIRMENT..................................                270                 2,685                1,543
                                                                -------------------    ------------------     ----------------
OPERATING LOSS..................................................           (102,292)              (20,143)              (9,798)
                                                                -------------------    ------------------     ----------------
OTHER EXPENSE (INCOME):
Interest expense................................................              4,070                 4,556                4,474
Interest income.................................................               (868)               (2,787)              (3,978)
Net investment gain/income......................................               (125)                 (519)                (613)
                                                                -------------------    ------------------     ----------------
Total other expenses (income)...................................              3,077                 1,250                 (117)
                                                                -------------------    ------------------     -----------------
LOSS BEFORE INCOME TAX BENEFIT..................................           (105,369)              (21,393)              (9,681)
INCOME TAX BENEFIT..............................................             (2,605)               (8,547)              (3,940)
                                                                -------------------    ------------------     ----------------
NET LOSS BEFORE EXTRAORDINARY ITEM..............................           (102,764)              (12,846)              (5,741)
EXTRAORDINARY ITEM gain on early extinguishment of
 debentures (net of income tax of  $49 and $265 respectively)...              1,947                   398                  - -
                                                                -------------------    ------------------     ----------------
NET LOSS........................................................           (100,817)              (12,448)              (5,741)
Preferred stock dividend requirement............................              1,010                 1,010                1,010
                                                                -------------------    ------------------     ----------------
Net loss available to common shareholders.......................$          (101,827)   $          (13,458)    $         (6,751)
                                                                ===================    ==================     ================
NET LOSS PER COMMON SHARE
Basic and diluted
   Loss before extraordinary item...............................$             (6.62)   $            (0.81)     $         (0.39)
   Extraordinary item...........................................                .12                   .02                  - -
                                                                -------------------    ------------------     ----------------
   Net Loss.....................................................$             (6.50)   $            (0.79)     $         (0.39)
                                                                ===================    ==================     ================
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted.................................         15,673,000            16,956,000           17,176,000
                                                                ===================    ==================     ================


                See notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                           FISCAL YEAR ENDED
                                                                                           -----------------
                                                                           FEBRUARY 3,           JANUARY 29,         JANUARY 30,
                                                                              2001                  2000                  1999
                                                                              ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.........................................................          ($100,817)             ($12,448)            ($ 5,741)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
       Restructuring expense.....................................             36,092                   - -                  - -
       Provision for asset impairment............................                270                 2,685                1,543
       Depreciation and amortization.............................             15,835                17,164               16,676
       Loss on disposal of property and equipment................                489                 1,538                1,580
       Gain on repurchase of debentures..........................             (1,996)                 (663)                 - -
       Deferred income taxes.....................................             (2,556)               (7,860)                (936)
       Deferred rent.............................................               (182)                2,125                1,075
       Other.....................................................               (246)                  429                 (751)
   Changes in operating assets and liabilities:
       Decrease in accounts receivable...........................              1,175                 1,304                  899
       Decrease /(increase) in merchandise inventories...........             20,801               (13,876)               9,810
       (Increase)/decrease in prepaid expenses...................               (199)                 (309)                 411
       Increase in other assets..................................             (8,451)               (5,163)              (3,433)
       (Decrease)/increase in accounts payable,
         accrued salaries, wages and other accrued
         expenses and taxes, other than income taxes.............             (6,218)                6,096               (1,544)
       Increase/ (decrease) in income taxes payable..............                124                   - -               (2,941)
                                                                 -------------------    ------------------     -----------------
   Net cash (used in) provided by operating
       activities................................................            (45,879)               (8,978)              16,648
                                                                 -------------------    -------------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..........................................            (14,013)               (7,348)              (8,580)
   Decrease/(increase) in marketable securities..................             65,412                (2,847)              12,040
                                                                 -------------------    -------------------    ----------------
   Net cash provided by (used in) investing
       activities................................................             51,399               (10,195)               3,460
                                                                 -------------------    -------------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options.....................................                - -                   - -                   10
   Borrowing under Revolving Credit Facility.....................             10,908                   - -                  - -
   Payment of preferred stock dividends..........................             (1,010)               (1,010)              (1,010)
   Purchase of treasury stock....................................             (1,761)               (1,341)                 - -
   Repurchase of debentures......................................            (20,339)               (4,062)                 - -
                                                                 -------------------    -------------------    ----------------
   Net cash used in financing activities.........................            (12,202)               (6,413)              (1,000)
                                                                 -------------------    ------------------     ----------------
(DECREASE)/INCREASE IN CASH AND CASH
EQUIVALENTS......................................................             (6,682)              (25,586)              19,108
CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR..........................................................              9,917                35,503               16,395
                                                                 -------------------    ------------------     ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR...........................$             3,235    $            9,917     $         35,503
                                                                 ===================    ==================     ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
   Interest......................................................$             3,615    $            3,324     $          2,769
                                                                 ===================    ==================     ================
   Income taxes..................................................$                75    $               95     $          2,296
                                                                 ===================    ==================     ================


                See notes to consolidated financial statements.

                        LECHTERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)


                                                                                ACCUMULATED
                                           CONVERTIBLE  ADDITIONAL   RETAINED     OTHER                              COMPREHENSIVE
                               COMMON       PREFERRED    PAID-IN    (DEFICIT)  COMPREHENSIVE  TREASURY                  INCOME
                                STOCK         STOCK      CAPITAL     EARNINGS      INCOME       STOCK        TOTAL      (LOSS)
                              ---------    ----------   ---------   ---------    ---------    ---------    ---------   ---------

BALANCE January 31, 1998      $      58     $  20,000   $  62,370   $  83,338    $      84    $      --    $ 165,850

Net loss                             --            --          --      (5,741)          --           --       (5,741)  $  (5,741)
Other comprehensive income,
   (loss) net of tax:
   Unrealized gain on
   available for sale
   securities                        --            --          --          --           25           --           25          25
Exercise of stock options            --            --          10          --           --           --           10          --
Declaration of dividend on
   convertible preferred
   stock                             --            --          --      (1,010)          --           --       (1,010)         --
                              ---------     ---------   ---------   ---------    ---------    ---------    ---------   ---------
BALANCE January 30, 1999             58        20,000      62,380      76,587          109           --      159,134   $  (5,716)
                                                                                                                       =========

Net loss                             --            --          --     (12,448)          --           --      (12,448)   $(12,448)
Other comprehensive income,
   (loss) net of tax:
   Unrealized loss on
   available for sale
   securities                        --            --          --          --         (174)          --         (174)       (174)
Purchase of Treasury Stock .         --            --          --          --           --       (1,341)      (1,341)         --
Declaration of dividend on
   convertible preferred
   stock                             --            --          --      (1,010)          --           --       (1,010)         --
                              ---------     ---------   ---------   ---------    ---------    ---------    ---------   ---------
BALANCE, January 29, 2000            58        20,000      62,380      63,129          (65)      (1,341)     144,161   $ (12,622)
                                                                                                                       =========

Net loss                             --            --          --    (100,817)          --           --     (100,817)  $(100,817)
Other comprehensive income,
   (loss) net of tax:
Realized loss on
   available for sale
   securities                        --            --          --          --           65           --           65          65
Purchase of treasury stock .         --            --          --          --           --       (1,761)      (1,761)         --
Declaration of dividend on
   convertible preferred
   stock                             --            --          --      (1,010)          --           --       (1,010)         --
                              ---------     ---------   ---------   ---------    ---------    ---------    ---------   ---------
BALANCE, February 3, 2001 .   $      58     $  20,000   $  62,380   $ (38,698)   $      --    $  (3,102)   $  40,638   $(100,752)
                              =========     =========   =========   =========    =========    =========    =========   =========

                See notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED FEBRUARY 3, 2001
           (Amounts in thousands, except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Business: Lechters, Inc. and its subsidiaries (collectively, the "Company") is a specialty retailer of primarily brand name basic housewares and decorative housewares. The Company operates two business segments which are Specialty Housewares and Off-Price Home Business (See note 2). As of February 3, 2001, the Company operated 491 stores in 41 states and the District of Columbia.

         The consolidated financial statements include the accounts of Lechters, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

b) Basis of Presentation and Management's Plans: The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. Due to the Company's continued operating losses and the anticipated operating loss and negative cash flow for the year ending February 2, 2002 combined with the uncertainty with respect to the negotiations of lease terminations with the group of landlords impacted by the Strategic Restructuring Plan (See Note 2) and the likelihood of default under the covenants and restrictions under the Amended Credit Facility, there is uncertainty as to whether the Company will have sufficient liquidity to continue operations, to settle outstanding issues with the landlords or to retire the outstanding Convertible Subordinated Debentures on their due date of September 27, 2001.

         To address the Company's liquidity issues, the Company has renewed discussions with Fleet Retail Finance Inc. concerning its on-going credit needs. Additionally, the Company is working with the group of landlords impacted by the Strategic Restructuring Plan adopted in the Fourth quarter of Fiscal 2000, regarding reduction of or extension of payment terms over a period of up to several years for the lease termination fees contemplated in the restructuring expense recorded. With respect to the Company's 5% Convertible Subordinated Debentures, due September 27, 2001, these debt securities have been classified as current liabilities on the Consolidated Balance Sheet. Given the difficulties in projecting future availability or market conditions, the Company is uncertain as to its ability to maintain sufficient liquidity, to settle with the landlords, or to repay or refinance the 5% Convertible Subordinated Debentures and, therefore, may need to seek protection under Chapter 11 of the Bankruptcy Code.

c) References to Fiscal 2000, Fiscal 1999, and Fiscal 1998 mean the fiscal year ending on the Saturday closest to the end of January. Fiscal Year 2000 was comprised of 53 weeks. Fiscal Year 1999 and Fiscal Year 1998 were each comprised of 52 weeks.

d) Cash and Cash Equivalents and Marketable Securities: The Company considers cash on hand in stores, deposits in banks and all highly liquid debt instruments, with original maturities of 90 days or less when purchased, as cash and cash equivalents. Marketable securities are cash investments, primarily U.S. Government securities, with original maturities exceeding 90 days at time of purchase.

         The Company classifies marketable securities as "Available for Sale" which are carried at fair value, with any unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (See Note 10).

e) Merchandise Inventories: Merchandise inventories are stated on the following methods:

                                                                                      FEBRUARY 3,               JANUARY 29,
                                                                                         2001                      2000
                                                                                         ----                      ----
Lower of cost (first-in, first-out) or
   market as determined by the retail
   inventory method (stores)................................................ $            52,225         $          64,229
Lower of cost (first-in, first-out)
   or market (distribution centers).........................................              30,074                    38,871
                                                                             -------------------         -----------------
                                                                             $            82,299         $         103,100
                                                                             ===================         =================



         The Company includes as inventoriable costs, certain indirect costs, principally purchasing, warehousing and distribution costs, which are necessary to bring inventory to the point of sale. At February 3, 2001 total indirect costs included as part of inventory were approximately $5,800. At January 29, 2000, indirect costs included as part of inventory were approximately $8,200.

f) Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are computed principally by the straight-line method by charges to earnings in amounts sufficient to write-off the cost of depreciable assets over their estimated lives of 3 to 10 years, or where applicable, the terms of the respective leases, whichever is shorter. As required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluates each stores' performance and measures the carrying value of each locations' fixed assets, principally leasehold improvements and fixtures, versus its estimated undiscounted future cash flows. When the evaluation of a store location indicates that the undiscounted cash flows are not sufficient to recover the carrying value of the long-term assets at the store, the store assets are adjusted to their fair values. The fair value is estimated by applying a discount rate to the undiscounted cash flows. During Fiscal 2000, the Company recorded a $270 provision for the impairment of long-lived assets located in stores. The asset impairment provisions recorded in Fiscal 1999 and Fiscal 1998 were $2,685 and $1,543, respectively. As a result of the asset impairment provisions recorded, depreciation and amortization expenses for the store locations, which have been impaired, will be reduced in future years.

g)       Other Assets:

Other assets consist of the following:

                                                                                         FEBRUARY 3,               JANUARY 29,
                                                                                            2001                      2000
                                                                                            ----                      ----
Cash surrender value of key person life
insurance policies............................................................  $             2,017         $           2,904
Prepaid loan expense..........................................................                1,876                     1,055
Other deferred charges........................................................                  939                     1,241
Security deposits.............................................................                  555                       383
Capitalized software..........................................................               13,816                     9,570
Amortization of software......................................................               (5,425)                   (3,656)
                                                                                ------------------------    -----------------
Total other assets............................................................  $            13,778         $          11,497
                                                                                ===================         =================


h) Preopening Costs: The expense of start-up activities are expensed as incurred.

i) Income Taxes: In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company uses the asset and liability method for financial accounting and reporting for income taxes. A valuation allowance is established, when necessary, to reduce the deferred tax assets to their estimated realizable amounts. (See Note 7.)

j) Net (Loss) Income per Common Share: In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which amended the manner in which net (loss) income per share is calculated and presented on financial statements. In accordance with SFAS No. 128, "basic" net (loss) income per share data were computed by dividing net (loss) income less the dividend requirements for the Company's Convertible Preferred Stock by the weighted average of common shares outstanding during each period presented. For the computation of "diluted" earnings per share, potential shares of common stock related to the Company's 1989 Incentive and Non-Qualified Stock Option Plan and 1998 Long-Term Incentive Plan were excluded from the Fiscal 2000, Fiscal 1999, and the Fiscal 1998 computations since they would have been antidilutive. With respect to the Company's 5% Convertible Subordinated Debentures issued in September 1991, the assumed conversion of these securities would also have had an antidilutive effect on the net (loss) income per share data presented for Fiscal 2000, Fiscal 1999 and Fiscal 1998. With respect to the Company's 5.05% Convertible Preferred Stock issued in April 1996, the assumed conversion of the preferred stock would also have had an antidilutive effect on the net (loss) income data presented for Fiscal 2000, Fiscal 1999 and Fiscal 1998.

k) Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet of the company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

         The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values at February 3, 2001 and January 29, 2000, due to the short term maturities of these items. The fair value of the Company's 5% Convertible Subordinated Debentures and borrowings under the revolving credit facility at February 3, 2001 and January 29, 2000 was $38,591 and $51,047, respectively. The carrying value of 5% Convertible Subordinated Debentures and borrowings under the revolving credit facility at February 3, 2001 and January 29, 2000 was $47,256 and $57,804, respectively. The fair value of the Company's long-term debt is based on market prices or dealer quotes (for publicly traded debentures).

l) Comprehensive Income: During Fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income, which is reported in the Statements of Consolidated Shareholders' Equity, is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income consists of net income or loss and the net change in unrealized gains and losses, net of taxes, on securities classified for SFAS No. 115 purposes as held available for sale. Accumulated other comprehensive income consists of the accumulated unrealized gains and losses, net of applicable income taxes and net of reclassification adjustments for gains and losses included in net income.

m) Recent Accounting Pronouncements: Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective February 4, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

n) Use of Estimates: The Company utilizes estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.       RESTRUCTURING EXPENSE

         During the fourth quarter of Fiscal 2000, the Company performed a detailed evaluation of its business. As a result of this evaluation, the Company adopted a Strategic Restructuring Plan (the "Plan") to streamline operations and reduce operating expenses. The major initiatives of the Plan included the following: (1) exit the Cost Less Home Store(SM) business; (2) close unprofitable stores; (3) reduce support areas associated with the Off-Price Home Business; (4) re-align and consolidate the merchandising and store operation support areas; and (5) reduce all Corporate support areas reflecting the reduction of stores in operation. As a result of the adoption of the Plan, the Specialty Housewares segment was reduced by 128 stores and the Off-Price Home segment was reduced by 38 stores (11 Cost Less Home Stores(SM) and 27 Famous Brands Housewares Outlet(R) stores.) As a result of closing of the 166 stores and the consolidation and re-alignment of corporate support function, the Company estimated that 725 full-time positions would be eliminated.

         In connection with the Plan, the Company has recorded a charge to operations of $41,963, $5,871 as cost of goods sold and $36,092 as restructuring expense. The asset impairment consists mainly of leasehold improvements and capitalized software. The major components of the restructuring expense and the related liability were as follows:


                                            Deferred           Asset
                      Lease Termination       Rent          Impairment      Miscellaneous      Total
                      -----------------       ----          ----------      -------------      -----

    Provision              $ 14,922        $ (1,922)        $ 21,579         $  1,513         $ 36,092
    Paid or charged        $     --        $  1,922         $(21,579)        $    (99)        $(19,756)
                           --------        --------         --------         --------         --------
    Balance                $ 14,922        $     --         $     --         $  1,414         $ 16,336
                           ========        ========         ========         ========         ========


         Severance for the estimated 725 full-time employees and retention costs associated with the Plan are estimated to be $3.1 million. These expenses will be reflected in the first quarter of Fiscal 2001.


3.       SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with the Fiscal year ended January 30, 1999. The statement requires companies to disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company defines its principal business into two segments, the Specialty Housewares segment which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment which operates as Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM). The contribution of these segments, as well as "corporate and other" for Fiscal 2000, 1999, and 1998 are summarized below. Corporate and other includes general corporate expenses, principally service office expense and distribution centers as well as interest income and expense.

         The Company's segment disclosures are as follows:


                                                                                  FISCAL YEAR ENDED
                                                                                  -----------------
                                                                FEBRUARY 3,          JANUARY 29,         JANUARY 30,
                                                                   2001                 2000                1999
                                                                   ----                 ----                ----
SALES
Specialty Housewares......................................$         310,014      $       324,537    $         335,483
Off-Price Home Business...................................           95,019               95,586               92,736
                                                          -----------------      ---------------    -----------------
Total Sales...............................................$         405,033      $       420,123    $         428,219
                                                          =================      ===============    =================
(LOSS) INCOME BEFORE INCOME TAX BENEFIT
Specialty Housewares......................................$         (26,465)     $         8,054    $          17,023
Off-Price Home Business...................................          (15,687)               5,168                 (418)
Corporate and Other.......................................          (60,140)             (33,365)             (26,403)
                                                          ------------------     ---------------    -----------------
Operating Loss............................................         (102,292)             (20,143)              (9,798)
Interest Expense/(Income).................................            3,077                1,250                 (117)
                                                          -----------------      ---------------    ------------------
Total Loss before income
   tax benefit............................................($        105,369)     ($       21,393)   ($          9,681)
                                                          =================      ===============    =================

DEPRECIATION AND AMORTIZATION EXPENSE
Specialty Housewares......................................$           8,096      $         9,296    $           9,580
Off-Price Home Business...................................            1,660                1,740                1,639
Corporate and Other.......................................            6,079                6,128                5,457
                                                          -----------------      ---------------    -----------------
Total Depreciation and Amortization Expense...............$          15,835      $        17,164    $          16,676
                                                          =================      ===============    =================
CAPITAL ADDITIONS
Specialty Housewares......................................$           3,497      $         4,387    $           5,974
Off-Price Home Business...................................            3,993                1,561                  940
Corporate and Other.......................................            6,523                1,400                1,666
                                                          -----------------      ---------------    -----------------
Total Capital Additions...................................$          14,013      $         7,348    $           8,580
                                                          =================      ===============    =================
TOTAL ASSETS
Specialty Housewares......................................$          71,043      $        91,256    $          93,571
Off-Price Home Business...................................           18,585               23,505               20,574
Corporate and Other.......................................           52,861              134,760              153,499
                                                          -----------------      ---------------    -----------------
Total Assets..............................................$         142,489      $       249,521    $         267,644
                                                          =================      ===============    =================

4.       SHAREHOLDERS' EQUITY

a) Convertible Preferred Stock: On April 5, 1996, the Company issued 149,999 shares of Series A Convertible Preferred Stock, $100 par value ("Series A Preferred Stock") and 50,001 shares of Series B Convertible Preferred Stock, $100 par value ("Series B Preferred Stock") at par value. Said shares of Convertible Preferred Stock were sold to Prudential Private Equity Investors III, L.P. for $20,000. Expenses of the private placement were charged to Additional Paid-In Capital. Series A Preferred Stock and Series B Preferred Stock are convertible to Common Stock at a conversion price of $6.25 per share. The Company may at any time require the conversion of all of the outstanding Series A Preferred and all of the outstanding Series B Preferred into shares of Common Stock if the closing price of the Common Stock based on trading in the NASDAQ National Market, or such other stock market on which the Common Stock is then traded, as reported in the Wall Street Journal averages not less than $15.625 over the 60 trading days ending on the date immediately preceding the date of the Company's election to cause such mandatory conversion. The Company must convert all of the outstanding shares of both the Series A Preferred and Series B Preferred simultaneously. Any such mandatory conversion shall only be effected upon written notice delivered to all holders of Series A Preferred and Series B Preferred within 10 days following the date on which the Company elects to cause such conversion.

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

b) Stock Options: As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock option plan.

         If compensation cost for stock options had been determined based on fair values at the grant dates, net loss available to common shareholders and net loss per share would have been reduced to the pro forma amounts below, for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999.

                                                                     FISCAL YEAR ENDED
                                                                     -----------------
                                                    FEBRUARY 3,          JANUARY 29,      JANUARY 30,
                                                      2001                 2000             1999
                                                      ----                 ----             ----

Net loss available to common shareholders:
  As reported                                     ($  101,827)        ($  13,458)        ($  6,751)
  Proforma                                        ($  102,435)        ($  13,804)        ($  7,166)
Net loss per common share:
  As reported                                     ($     6.50)        ($    0.79)        ($   0.39)
  Proforma                                        ($     6.54)        ($    0.81)        ($   0.42)

         The pro forma effect of applying SFAS No. 123 is not necessarily indicative of the effect on reported net income for future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:


                                                                                         FISCAL YEAR ENDED
                                                                                         -----------------
                                                                   FEBRUARY 3,              JANUARY 29,           JANUARY 30,
                                                                      2001                     2000                  1999
                                                                      ----                     ----                  ----

Dividend yield...................................................            0%               0%                    0%
Expected volatility..............................................           76%               88%                   62%
Risk free interest rate..........................................          6.3%               5.9%                  5.4%
Expected life of options.........................................       6 years               6 years               6 years

         Options granted under the Company's 1989 Incentive Stock Option Plan are granted at market value on the date of grant and are exercisable at a rate of 20% per year over a five-year period commencing with the date of grant and expires in 10 years.

         Changes in stock options granted under the 1989 Incentive Stock Option Plan were as follows:

                                                 FISCAL 2000                        FISCAL 1999                       FISCAL 1998
                                                 -----------                        -----------                       -----------
                                                   WEIGHTED                           WEIGHTED                         WEIGHTED
                                                    AVERAGE                            AVERAGE                          AVERAGE
                                                   EXERCISE                           EXERCISE                         EXERCISE
                                 SHARES             PRICE           SHARES             PRICE         SHARES              PRICE

Beginning Balance              1,018,820         $   4.87         1,246,730         $   5.18       1,424,910         $      5.28
Granted                               --               --            62,500             1.98          96,800                4.25
Exercised                             --                                 --               --          (2,000)               5.00
Canceled                        (370,320)            5.26          (290,410)            5.42        (272,980)               5.32
                              ----------                          ---------                       ----------
Ending balance                   648,500         $   4.65         1,018,820         $   4.87       1,246,730         $      5.18
                              ==========         ========         =========         ========      ==========         ===========
Reserved for future
    grant at year end                 --                                 --                          246,980
Exercisable                      439,220         $   4.86           499,660         $   5.26         423,874         $      5.64
                              ==========         ========         =========         ========      ==========         ===========
Weighted average fair
    value of options
    granted during the
    year                                                                            $   1.29                         $      2.58
                                                                                    ========                         ===========



         The following table summarizes information concerning stock options granted under the 1989 Incentive Stock Option Plan which were outstanding at February 3, 2001:

                                             OPTIONS OUTSTANDING
                                             -------------------                        OPTIONS
                                                                                      EXERCISABLE
                                                  WEIGHTED                            -----------
                                                  AVERAGE                        NUMBER
                                 OUTSTANDING     REMAINING       WEIGHTED      EXERCISABLE       WEIGHTED
                                     AT          CONTRACTUAL     AVERAGE           AT            AVERAGE
           RANGE OF               FEBRUARY 3,      LIFE         EXERCISE        FEBRUARY 3,      EXERCISE
        EXERCISE PRICES             2001         IN YEARS         PRICE           2001            PRICE
        ---------------             ----         --------         -----           ----            -----

    $    1.75 to $ 3.875          115,500          7.3         $  2.89           43,100        $   3.28
         4.25 to   5.00           385,300          5.2            4.95          300,220            4.96
         5.06 to  13.75           147,700          6.3            5.25           95,900            5.26
                                  -------                                       -------
    $    1.75 to $13.75           648,500                                       439,220
                                  =======                                       =======



c) 1998 Long-Term Incentive Plan: During Fiscal 1998, the Company adopted, with shareholder approval, the 1998 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to promote success and enhance the value of the Company by linking the personal interests of the participants to those of the Company's shareholders and customers. The Plan authorizes the grant of up to 1,000,000 shares of Lechters, Inc. common stock. Shares underlying awards that lapse or awards that are not paid may be reused for subsequent awards. Only the number of shares issued net of shares rendered for exercise shall be deemed issued under the Plan. The Plan is administered by a committee of the Board consisting solely of two or more members of the Board of Directors ("the Committee"). Persons eligible to participate in the Plan include all officers, key employees and directors of the Company and its subsidiaries, consultants and advisors to the Company and its subsidiaries and other persons or entities providing goods or services to the Company or its subsidiaries, in each case as determined by the Committee.

         In June 2000, the Board of Directors amended, and the shareholders subsequently approved, the Company's 1998 Stock Option Plan to provide that the aggregate number of shares of common stock for granting options to officers and key employees be increased from 1,000,000 to 2,500,000.

         During Fiscal 2000, there were no grants of Non-Qualified Stock Option
         (NQSO), Stock Appreciation Rights (SAR), Restricted Stock Units, Performance Units or Performance Shares. Incentive Stock Options (ISO) granted during Fiscal 2000 and Fiscal 1999 under the 1998 Long-Term Incentive Plan are as follows:

                                                  FISCAL 2000                        FISCAL 1999                        FISCAL 1998
                                                  -----------                        -----------                        -----------
                                                    WEIGHTED                           WEIGHTED                           WEIGHTED
                                                    AVERAGE                            AVERAGE                            AVERAGE
                                                   EXERCISE                           EXERCISE                           EXERCISE
                                 SHARES             PRICE             SHARES           PRICE           SHARES              PRICE
                                 ------             -----             ------           -----           ------              -----
Beginning Balance                 517,500               1.61                 --       $      0.00             --                --
Granted                         1,382,700               1.07            517,500              1.61             --                --
Exercised                              --                 --                 --                --             --                --
Canceled                         (180,100)              1.53                 --                --             --                --
                              -----------
Ending balance                  1,720,100               1.19            517,500       $      1.61             --                --
                              ===========        ===========        ===========       ===========    ===========       ===========
Reserved for future
    grant at year end             779,900                               482,500                       1,000,000
                              ===========                           ===========                      ===========
Exercisable                        98,500                                   --                               --
                              ===========                           ===========                      ===========
Weighted average fair
    value of options
    granted during the
    year                                         $       .77                          $      1.23
                                                 ===========                          ===========




The following table summarizes information concerning stock options granted under the 1998 Incentive Stock Option Plan which were outstanding at February 3, 2001:


                                                             OPTIONS OUTSTANDING                                  OPTIONS
                                                                  WEIGHTED                                      EXERCISABLE
                                                                   AVERAGE                            NUMBER
                                          OUTSTANDING             REMAINING            WEIGHTED     EXERCISABLE             WEIGHTED
                                              AT                 CONTRACTUAL            AVERAGE         AT                   AVERAGE
RANGE OF                                  FEBRUARY 3,               LIFE               EXERCISE     FEBRUARY 3,             EXERCISE
EXERCISE PRICES                              2001                 IN YEARS               PRICE         2001                   PRICE
---------------                              ----                 --------               -----         ----                   -----

$ 0.56 to $1.00......................       720,625                  9.8           $      0.63           - -                    - -
$ 1.01 to $1.49......................        82,375                  9.4                  1.29           - -                    - -
$ 1.50 to $1.59......................       431,000                  9.0                  1.58        70,000                   1.59
$ 1.60 to $1.66......................       486,100                  9.0                  1.65        28,500                   1.64
                                          ---------                                                 --------
$ 0.56 to $1.66......................     1,720,100                                                  98,500
                                          =========                                                 ========



(d) Lechters.com, Inc. 2000 Stock Option Plan: In September 2000, the Company adopted, with approval by the Board of Directors, the Lechters.com, Inc. 2000 Stock Option Plan. The purpose of the plan is to promote the success of Lechters.com, Inc., by providing incentives to employees including officers, whether or not directors, of Lechters.com, Inc. as well as its Parent that will link their personal interests to the long-term financial success of the company and to growth in shareholder value, and to attract, motivate and retain experienced and knowledgeable independent directors and consultants. The Plan is designed to provide flexibility to Lechters.com, Inc. in their ability to motivate, attract, and retain the services of employees, directors and consultants upon whose judgement, interest, and special effort the successful conduct of their operations is largely dependent. The plan authorizes the grant of up to 10,000,000 shares of Lechters.com stock. The Plan is administered by a committee of the Board consisting solely of two or more members of the Board of Directors, ("the Committee"). Persons eligible to participate in the Plan include all officers, key employees and directors of the Company and its subsidiaries, consultants and advisors to the Company and other eligible persons as may be selected by it.

         During Fiscal 2000, there were no grants of Non-Qualified Stock option
         (NQSO), Stock Appreciation Rights (SAR), Restricted Stock Units, Performance Units or Performance Shares. The exercise price for the options are determined by an independent appraisal of Lechters.com. Incentive Stock Options (ISO) granted during Fiscal 2000 under the 2000 Lechters.com, Inc. Stock Option Plan are as follows:



                                                                                                       FISCAL 2000
                                                                                                       -----------
                                                                                                        WEIGHTED
                                                                                                        AVERAGE
                                                                                                       EXERCISE
                                                                               SHARES                    PRICE
                                                                               ------                    -----

         Beginning balance.................................................         - -                       - -
         Granted...........................................................   1,283,725                       .72
         Exercised.........................................................         - -                       - -
         Canceled..........................................................      (2,775)                      .72
                                                                           ------------
         Ending balance....................................................   1,280,950                       .72
                                                                           ============                 =========
         Reserved for future grant at year end.............................   8,719,050
                                                                           ============
         Exercisable.......................................................          --                        --
                                                                           ============
         Weighted average fair value of options granted during the year ...                             $     .51
                                                                                                         =========


The following table summarizes information concerning stock options granted under the Lechters.com, Inc. 2000 Stock Option Plan which were outstanding at February 3, 2001:

                                                             OPTIONS OUTSTANDING                                  OPTIONS
                                                                  WEIGHTED                                      EXERCISABLE
                                                                   AVERAGE                            NUMBER
                                          OUTSTANDING             REMAINING            WEIGHTED     EXERCISABLE             WEIGHTED
                                              AT                 CONTRACTUAL            AVERAGE         AT                   AVERAGE
RANGE OF                                  FEBRUARY 3,               LIFE               EXERCISE     FEBRUARY 3,             EXERCISE
EXERCISE PRICES                              2001                 IN YEARS               PRICE         2001                   PRICE
---------------                              ----                 --------               -----         ----                   -----

$ 0.72...............................     1,280,950                   9.8             $     .72         --                   $  --


(e) Treasury Stock - In May 1999, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock to allow the Company to repurchase shares from time to time when warranted by market conditions. There have been 1,841,300 shares purchased under this authorization through February 3, 2001 at an average cost of $1.68 per share. The Company repurchased 1,157,300 and 684,000 shares of its common stock in Fiscal 2000 and Fiscal 1999, respectively. In March 2000, the Board of Directors authorized an additional repurchase of up to 3 million shares of the Company's common stock. This program authorizes the buyback of up to 20.1% of the Company's outstanding common shares. Under the Amended Credit Facility, the Company can no longer repurchase its common stock.


5.       CONVERTIBLE SUBORDINATED DEBENTURES

         Convertible subordinated debentures outstanding are as follows:

                                                                                                FISCAL YEAR ENDED
                                                                                                -----------------
                                                                                          FEBRUARY 3,           JANUARY 29,
                                                                                            2001                  2000
                                                                                            ----                  ----

Convertible Subordinated Debentures, 5% due 2001 (a).................................  $    36,348            $   57,804

a) The 5% Convertible Subordinated Debentures (the "Debentures") were issued in 1991 with a yield to maturity of approximately 7.47%. At February 3, 2001 and January 29, 2000, the unamortized original issue discount was $562 and $2,251 respectively. At the end of Fiscal 2000, the Debentures have been classified as current liabilities. Previously the Debentures were classified as long term liabilities. The Debentures are convertible into Common Stock of the Company prior to maturity at a conversion of 32.79 shares per $1,000 principal amount at maturity. Amounts charged to income for the amortization of debenture discount were $965 and $1,323 for Fiscal 2000 and Fiscal 1999, respectively.

         The Company repurchased $23,145 and $4,945 of its Convertible Subordinated Debentures prior to their due date during Fiscal 2000 and 1999, respectively. The Company realized an extraordinary gain of $1,947 and $398 net of tax on these transactions for Fiscal 2000 and Fiscal 1999, respectively.

         The Debentures have not been and will not be registered under the United States Securities Act of 1933.

6.       SENIOR SECURED REVOLVING CREDIT FACILITY

         During Fiscal 2000 and early in Fiscal 2001, the Company revised and amended its credit facility. On November 30, 1999, the Company entered into a new $120 million senior secured revolving credit facility with BankBoston Retail Finance Inc. and other financial institutions, replacing the Company's credit agreement which was to expire on March 26, 2001. On November 14, 2000, the Company entered into an amended and restated loan and security agreement with Fleet Retail Finance Inc. (formerly BankBoston Retail Finance Inc.) and other financial institutions. On February 9, 2001, the Company further amended its credit facility to reflect the Strategic Restructuring Plan which was announced on that date. The amended and restated loan and security agreement of November 14, 2000 and the amendment to that agreement dated February 9, 2001 comprise the Amended and Restated Loan and Security Agreement (the "Amended Credit Facility"). The Amended Credit Facility includes a $30 million sublimit for the issuance of letters of credit (both standby and documentary). The proceeds of the credit facility may be used for: (i) on-going working capital requirements; (ii) the replacement, refinancing or retirement of certain of the Company's securities, as described below; and/or (iii) other general corporate purposes. The credit facility is scheduled to mature on November 30, 2003. The Amended Credit Facility is secured by a security interest in substantially all the Company's assets.

         The Amended Credit Facility permits the Company to repurchase the 5.00% Convertible Subordinated Debentures in whole but not in part. Such repurchase cannot occur before August 16, 2001. To be permitted to repurchase the 5.00% Notes, availability as defined by the Amended Credit Facility on August 15, 2001 must be in excess of $48.0 million and on such date all indebtedness of the Company for the purchase of goods or services which are not subject to reasonable dispute shall be in accordance with current trade terms. Additionally, availability on average during the period from and including the date of repurchases shall be in excess of $48.0 million and on each day during such period shall be in excess of $40.0 million. Finally availability on a pro forma basis, for the 12 months after the repurchase shall not be less than $10.0 million.

         The Company's maximum borrowing (the "Borrowing Base") under the credit facility may not exceed the lesser of (a) $85 million made up of $80.0 of Tranche A Loan ceiling and $5.0 million of Tranche B Loan which was funded on February 12, 2001 or (b) the total of (i) a stipulated proportion ranging from 77.2% to 88.2%, dependent on the fiscal month, of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 80% of the Company's acceptable credit card receivable; plus (iii) 95% of the Company's cash and acceptable investments held in a Fleet custody account; minus (iv) applicable reserves. As of April 30, 2001, availability under the Amended Credit Facility was $18.3 million.

         The Amended Credit Facility contains certain covenants, including limitations on capital expenditures, indebtedness and transactions with affiliates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries.

         Advances under the Amended Credit Facility will bear interest per annum at the Fleet base rate plus the applicable margin (0.25% to 0.75%) or the Eurodollar rate plus the applicable margin (2.25% to 2.75%), at the Company's option. The applicable margins are determined based upon the Company's excess availability under the credit facility. As of February 9, 2001, the date of the Amended Credit Facility, the base rate applicable margin was 0.75% and the Eurodollar rate applicable margin was 2.75%. As of February 3, 2001, the interest rate charged on outstanding borrowings was 8.75%. As of February 9, 2001, the rate under the Amended Credit Facility increased to 9.25%.

         The $5.0 million Tranche B Loan from Back Bay Capital Funding, LLC, was drawn on the execution of the Amendment to the Amended and Restated Loan and Security Agreement. The rate of interest for the Tranche B Loan is 13.50% per annum with payment in kind interest occurring at 2.25% per annum payable upon maturity. The Tranche B Loan also has annual fees of 3.0% payable on April 28, 2001 and 2.0% payable on April 28, 2002.

         The Company will pay an unused line fee of 0.50% per annum on the unused portion of the credit facility, a standby letter of credit fee equal to the then applicable Eurodollar margin less 25 basis points per annum of the total face amount of each outstanding letter of credit, a documentary letter of credit fee equal to 1.25% per annum of the total face amount of each outstanding letter of credit and certain other fees.

         As of February 3, 2001, $10.9 million was outstanding under the Amended Credit Facility. As of January 29, 2000 there were no outstanding borrowings. At February 3, 2001 and January 29, 2000, the Company was liable for drawings under outstanding letters of credit in the amount of approximately $4.2 million and $7.6 million, respectively.


7.       INCOME TAXES

         The benefit for income taxes before extraordinary item consists of the following:

                                                      FISCAL YEAR ENDED
                                                      -----------------
                                       FEBRUARY 3,       JANUARY 29,       JANUARY 30,
                                          2001              2000              1999
                                        --------          --------          --------
Federal:
   Current ....................         ($    49)         ($   543)         ($ 2,095)
   Deferred ...................          (35,183)           (7,194)             (696)
                                        --------          --------          --------

                                         (35,232)           (7,737)           (2,791)
                                        --------          --------          --------
State:
   Current ....................               --               120                98
   Deferred ...................           (7,636)           (1,335)           (2,042)
                                        --------          --------          --------
                                          (7,636)           (1,215)           (1,944)
                                        --------          --------          --------
Increase in valuation allowance           40,263               405               795
                                        --------          --------          --------
                                        ($ 2,605)         ($ 8,547)         ($ 3,940)
                                        ========          ========          ========

         A reconciliation of the statutory Federal income tax rate with the effective rate used for the calculation of the income tax benefit is as follows:

                                                               FISCAL YEAR ENDED
                                                               -----------------
                                                 FEBRUARY 3,      JANUARY 29,      JANUARY 30,
                                                    2001             2000             1999
                                                   ------           ------           ------
Statutory Federal income tax rate ........           34.0%            34.0%            34.0%
State income taxes, net of Federal benefit             --              3.7             13.5
Increase in valuation allowance ..........          (38.9)            (1.9)            (8.2)
Other ....................................            7.4              4.2              1.4
                                                   ------           ------           ------
Effective income tax rate ................            2.5%            40.0%            40.7%
                                                   ======           ======           ======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

         The components of the non-current deferred tax liability are as follows:

                                                            FEBRUARY 3,     JANUARY 29,
                                                               2001            2000
                                                             -------         -------
Deferred Tax Assets:
Accounts receivable ................................         $   158         $   232
Inventory ..........................................           1,890              --
Restructuring charges ..............................           9,313              --
Accrued expenses ...................................           3,864           3,369
Software amortization ..............................           1,448              --
Deferred start-up costs ............................           2,556              --
General business and alternative minimum tax credits             872             859
Net operating loss carryforwards - Federal .........          22,953           4,778
Net operating loss carryforwards - State ...........           6,399           3,240
                                                             -------         -------
Total deferred tax assets ..........................          49,453          12,478
Less: Valuation allowance ..........................          41,463           1,200
                                                             -------         -------
Total net deferred tax assets ......................           7,990          11,278
Deferred Tax Liabilities:
Accelerated tax depreciation .......................           7,202          12,518
Inventory ..........................................              --             247
Other, net .........................................             788           1,069
                                                             -------         -------
Total net deferred tax liabilities .................           7,990          13,834
                                                             -------         -------
Net deferred income tax liability ..................         $    --         $ 2,556
                                                             =======         =======

         The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability. The Company files consolidated Federal and separate company state income tax returns. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The general business credit carryforwards have expiration dates ranging from 2012 through 2019. The Company has a Federal net operating loss carryforward of approximately $67,510 at February 3, 2001, which have expiration dates ranging from 2019 through 2020. The Company has state net operating loss carryforwards of approximately $91,410 at February 3, 2001, which have expiration dates ranging from 2001 through 2020.

         Due to the operating loss of Fiscal 2000, which was a continuation of the trend of the most recent fiscal years, the Company has reduced its tax provision rate for the year to 2.5%. The adjustment was the result of an increase in valuation allowances against the available deferred tax assets currently recorded on the Company's financial statements.

8.       LEASES

         At February 3, 2001, the Company leased all of its stores and three facilities for its corporate office, warehouse and distribution operations. These operating leases expire on varying dates through January 31, 2009.

         At February 3, 2001, aggregate minimum rentals in future periods are as follows:

                                                            MINIMUM RENTAL
                                   MINIMUM                 COMMITMENT AFTER
FISCAL                             RENTAL                     STRATEGIC
YEAR                             COMMITMENT               RESTRUCTURING PLAN
2001 ......................   $        45,918             $           31,900
2002 ......................            41,196                         28,408
2003.......................            36,232                         24,909
2004.......................            29,685                         19,700
2005.......................            22,493                         14,907
Thereafter.................            45,909                         21,374
                              ---------------             ------------------
Total......................   $       221,433             $        141,198
                              ===============             ==================

         As discussed in Note 2, the Company's Strategic Restructuring Plan calls for the closing of 166 stores and one distribution center. A provision of $14,922 has been recorded as management's estimate to settle the related future lease obligations.

         The preceding does not include contingent rentals which may be payable under certain leases on the basis of percentage of sales in excess of stipulated amounts. The amounts of such additional rentals incurred were as follows:

FISCAL
YEAR                          AMOUNT
2000...............           $2,575
1999...............            3,168
1998...............            3,524


         Total rent expense was as follows:

FISCAL
YEAR                          AMOUNT
2000...............           $51,590
1999...............           $52,959
1998...............           $52,865

9.       EMPLOYEE BENEFIT PLANS AND OTHER COMMITMENTS

         Pursuant to collective bargaining agreements, the Company is obligated to make contributions to union administered health and welfare, retirement and severance funds which provide benefits for the Company's union represented associates. Payments under these agreements amounted to approximately $942, $995 and $948 in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

         In January 1994, the Company adopted a voluntary 401(k) savings plan. The Company matches 25% of each associate's contribution, up to a maximum of 5% of salary. This match is paid in Company common stock purchased by the Trustee on the open market. Approximately $140, $151 and $141 were charged to expense in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

         The Company has a Deferred Compensation Plan covering certain key executives which provides that, at retirement, these executives will receive for a 10-year period an annual predetermined benefit, the amount of which is dependent upon their retirement age. The maximum amount that the executives may receive is being accrued for financial reporting purposes over the employment period. Approximately $260, $160 and $160 were charged to expense in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

         The Company has entered into consulting agreements with certain senior executives whereby, at retirement, these executives will provide consulting and advisory services for a 10-year period. The maximum aggregate amount payable under these agreements is approximately $390 per year.

         Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, dispositions of these matters are appropriately provided for and are not expected to materially affect the Company's financial position, cash flows or results of operations.

10.      AVAILABLE FOR SALE SECURITIES

         At February 3, 2001, the Company had no available for sale securities. The following is a summary of the available for sale securities which comprised the balance in "marketable securities" at January 29, 2000:

                                                                              GROSS          GROSS
               JANUARY 29,                                                 UNREALIZED     UNREALIZED        ESTIMATED
                  2000                                         COST           GAINS         LOSSES         FAIR VALUE
                  ----                                         ----           -----         ------         ----------
Government Bonds...................................       $      43,194    $       --    $        (99)   $       43,095
Other Debt Securities..............................              22,218             7             (19)           22,206
                                                          -------------    ----------    -------------   --------------
Total available for sale securities................       $      65,412    $        7    $       (118)   $       65,301
                                                          =============    ==========    ============    ==============


         Net gains from the sales of available for sale securities are reported on the consolidated statement of income as "Net Investment (Gain/Income) Loss". The components of Net Investment (Gain/Income) Loss for Fiscal 2000, Fiscal 1999 and Fiscal 1998 are as follows:

                                                         NET                    NET
                                                     (GAIN) LOSS             INVESTMENT
                             GROSS         GROSS     ON SALE OF                (GAIN
FISCAL                     REALIZED      REALIZED    GOVERNMENT    DIVIDEND   /INCOME)
YEAR                         GAINS        LOSSES     SECURITIES     INCOME      LOSS
----                         -----        ------     ----------     ------      ----
2000...............        ($    3)      $    68      $     65     ($  190)   ($  125)
1999...............        ($   94)      $    96      $      2     ($  521)   ($  519)
1998...............        ($  113)      $     9     ($    104)    ($  509)   ($  613)


11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       FISCAL QUARTER ENDED
                                                                       --------------------
                                                 APRIL 29,         JULY 29,         OCTOBER 28,       FEBRUARY 3,
                                                   2000              2000              2000              2001
                                                   ----              ----              ----              ----
Net sales ................................      $    83,743       $    84,193       $    85,743       $   151,354
Gross profit .............................      $    19,921       $    19,397       $    18,522       $    25,649
Restructuring expense ....................               --       $        --       $        --       $    36,092
Provision for asset impairment ...........               --                --                --       $       270
Loss before income tax
   provision and extraordinary item ......     ($    10,585)     ($    14,490)     ($    17,831)     ($    62,463)
Net loss-before extraordinary item .......     ($     6,880)     ($     9,418)     ($    22,883)     ($    63,583)
Extraordinary item, net of tax ...........              879                --               944               124
Net loss .................................     ($     6,001)     ($     9,418)     ($    21,939)     ($    63,459)
Net loss per common share before
    extraordinary item (a)(c) ............     ($      0.43)     ($      0.62)     ($      1.51)     ($      4.15)
Extraordinary item .......................             0.05                --       $      0.07       $        --
                                               ------------      ------------      ------------      ------------
Net loss .................................     ($      0.38)     ($      0.62)     ($      1.44)     ($      4.15)
Number of shares used in computing net
   loss per common share basic and diluted       16,401,000        15,618,000        15,363,000        15,335,000

                                                                          FISCAL QUARTER ENDED
                                                                          --------------------
                                                      MAY 1,          JULY 31,         OCTOBER 30,        JANUARY 29,
                                                      1999              1999              1999               2000
                                                      ----              ----              ----               ----
Net sales ...................................      $    83,407       $    90,913       $    94,837       $   150,966
Gross profit ................................      $    21,570       $    20,284       $    23,326       $    43,341
Provision for asset impairment ..............               --                --                --             2,685
(Loss) income before income tax
   provision and extraordinary item .........     ($     7,250)     ($     9,974)     ($     9,090)      $     4,921
Net (loss) income-before
   extraordinary item .......................     ($     4,277)     ($     5,885)     ($     5,364)      $     2,680
Extraordinary item, net of tax ..............               --                --                --       $       398
Net (loss) income ...........................     ($     4,277)     ($     5,885)     ($     5,364)      $     3,078
Net (loss) income per
common share before extraordinary
   item (a)(b)(d) ...........................     ($      0.26)     ($      0.36)     ($      0.33)      $      0.15
Extraordinary item ..........................               --                --                --              0.02
                                                  ------------       -----------       -----------       -----------
Net (loss) income ...........................     ($      0.26)     ($      0.36)     ($      0.33)      $      0.17
Number of shares used in computing net income
(loss) per common share basis and diluted ...       17,176,000        17,098,000        17,048,000        16,500,000


(a) Net (loss) income per common share is calculated based on net (loss) income less the dividend requirement of the Convertible Preferred Stock.

(b) Diluted net income per common share, assuming conversion of the 5.05% Convertible Preferred Stock and elimination of the related dividend was $0.16, $0.14 before extraordinary item, for the thirteen weeks ended January 29, 2000 on weighted average shares outstanding of 19,706,000.

(c) Difference of $0.10 between full year loss per common share and the resulting loss per common share from the sum of each of the quarter in Fiscal 2000 is due to rounding and the fourth quarter charges for restructuring expense which occurred in a quarter which had a significantly lower number of outstanding shares than the year-to-date average.

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

3.2 By-laws of the Company - as amended April 11, 1991, January 11, 1994, December 13, 1995 and November 15, 2000.*

4.1 Preferred Stock Purchase Agreement dated April 5, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.)

4.2 Indenture, dated as of September 27, 1991, between the Company and Chemical Bank, as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 25, 1992.)

10.1 Amended and Restated Loan and Security Agreement dated November 14, 2000 among the Fleet Retail Finance Inc. and Back Bay Capital Funding LLC. (Incorporated herein by reference to the Company's Form 10-Q for the period ended October 28, 2000).

10.1.1 First Amendment to Amended and Restated Loan and Security Agreement dated February 9, 2001 among Fleet Retail Finance Inc. and Back Bay Capital Funding, LLC. (Incorporated herein by reference to the Company's Form 8-K filed April 3, 2001.)

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

10.8 Amendment No. 5 to the Deferred Compensation Agreement between the Company and Donald Jonas dated February 2, 2001.*(1)

10.9 Employment Agreement between the Company and David K. Cully dated January 3, 2000. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 2000). (1.)

10.10 Form of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.1 to the Registration Statement). (1.)

10.11 Forms of Amendment of Consulting Agreement (Incorporated herein by reference to Exhibit 10.9.2 to Amendment No. 1 to the Registration Statement). (1.)

10.12 Agreement between the Company and Local 99, UNITE to a collective bargaining agreement covering warehouse employees dated March 16, 1996. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997).

10.12.1 Memorandum of Agreement dated April 26, 1999 between the Company and Local 99, UNITE extending the term of Agreement covering warehouse employees dated March 16, 1996 to March 15, 2002. (Incorporated herein by reference to the Company's Form 10-K for the year ended January 30,
          1999).

10.12.2 Memorandum of agreement dated August 8, 2000 between the Company and Local 99, UNITE, covering office employees for a term from July 1, 2000 to June 30, 2003. (Incorporated herein by reference to Exhibit
          10.10.3 to the Company's Form 10-Q for the quarter ended July 29,
          2000).

10.13 Lease for Distribution Center space dated December 23, 1991 covering the Distribution and office space in Harrison, NJ (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated January 2, 1992).

10.13.1 Lease Modification Agreement dated June 19, 1995 covering the Distribution Center and Office space in Harrison, NJ. (Incorporated herein by reference to the Company's Form 10-K for the year ended January 30, 1999).

10.13.2 Lease Modification Agreement dated July 22, 1998 covering the Distribution Center and Office space in Harrison, NJ. (Incorporated herein by reference to the Company's Form 10-K for the year ended January 30, 1999).

10.14 Lease for Distribution Center space, in North Las Vegas, Nevada. (Incorporated herein by reference to Exhibit 1 to the Company's Form 10-Q, for the period ended July 25, 1992).

10.14.1 Lease for Distribution Center located in Hazleton, Pennsylvania, dated March 23, 2000. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 2000).

10.15 Lechters Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended August 1, 1998). (1.)

21        Subsidiaries of the Company.*

23        Consent of Deloitte & Touche LLP.*

*         Filed herewith.

(1.)      Management Compensatory Plan.