Form 10-K405/A
period 2001-02-03
LECHTERS INC
filed 2001-06-14
CIK 798186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 3, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17870

                                 LECHTERS, INC.
             (Exact name of registrant as specified in its charter)
               NEW JERSEY                                  NO. 13-2821526
---------------------------------------           ------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

          1 CAPE MAY STREET
         HARRISON, NEW JERSEY                               07029-2404
----------------------------------------          ------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:  (973) 481-1100

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, without par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 16, 2001, 15,334,986 shares of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the closing price on the NASDAQ National Market on that date) was approximately $3,839,000. On April 16, 2001, there were approximately 792 holders of record of the Common Stock. The common stock was suspended from inclusion in the NASDAQ National Market System on April 16, 2001. On April 16, 2001, the closing price of the Common Stock was $0.35. The common stock is currently traded on the Over-the-Counter Bulletin Board.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

INTRODUCTION

         On May 21, 2001, the Company and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. A Form 8-K with respect to such filing and related events is being filed simultaneously herewith. As a result of the filing, the Company has suspended preparations for holding its Annual Meeting of Shareholders and accordingly, amends its Form 10-K for the fiscal year ended February 3, 2001 to provide the information required under Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's directors are:

         Name                             Age     Class         Position
         ----                             ---     -----         --------
         David K. Cully                   48        A           Director, President and Chief Executive Officer

         Donald Jonas                     71        A           Director, Non-Executive Chairman of the Board

         Stephen T. Westerfield           58        A           Director

         Martin S. Begun                  68        B           Director

         Roberta S. Maneker               63        B           Director

         John Wolff                       48        B           Director

         Bernard D. Fischman              86        C           Director
-------------------------

         The Board of Directors is divided into three classes, each class holding office for a staggered three-year term. The terms of Messrs. Cully, Jonas and Westerfield, the Class A Directors, expire in 2001; the term of Mr. Fischman, the Class C Director, expires in 2002; and the terms of Ms. Maneker and Messrs. Begun and Wolff, the Class B Directors, expire in 2003.

         The following information is furnished with respect to each member of the Board of Directors. All such information has been furnished by such directors.

         MARTIN S. BEGUN is the President of MSB Strategies, Inc., a consulting firm in Public Policy Planning. From 1963 to 1997, he was associated with New York University and was Vice President for External Relations of the New York University Medical Center and Associate Dean of its School of Medicine. He has been a director of the Company since 1986.

         DAVID K. CULLY was elected President and Chief Executive Officer in November 2000. He joined the Company as President and Chief Operating Officer in January 2000. From 1993 to 2000, he served in various senior management capacities including Vice President, GMM of Barnes & Noble Retail Stores and President, Barnes & Noble Distribution. His other retail experience includes senior management roles at both Egghead Discount Software and Waldenbooks.

         BERNARD D. FISCHMAN has been Of Counsel to the law firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P., which has provided legal services to the Company, since March 1994. Prior to that time he was a partner in the law firm of Shea & Gould for more than the previous five years. He has been a director of the Company since 1989.

         DONALD JONAS has been Chairman of the Board and a director of the Company or its former parent since 1979. Mr. Jonas also served as President and Chief Executive Officer from January 16, 1996 until February 11, 1999 and as Chief Executive Officer thereafter until November 2000. Mr. Jonas previously served as Chief Executive Officer of the Company from January 1984 to January 1994. Mr. Jonas retired as an Executive Officer of the Company on April 1, 2001. He is also a director of Dress Barn, Inc.

         ROBERTA S. MANEKER became a trustee of Oberlin College in 1996 and has been a marketing and communications consultant and freelance writer since November 1995. Prior to that time she was Senior Vice President of Marketing and Corporate Communications at Christie's, an auction house, from 1987. She has been a director of the Company since 1992. She is also Chairman of the Board of Jewish Home and Hospital's Manhattan Division.

         STEPHEN T. WESTERFIELD has been a director of the Company since 1997. He is the President and Chief Executive Officer of STW International, an international consulting firm in retail and manufacturing. He serves as a director of Bealls, Inc., a specialty retailer operating in the southern United States. He has been involved in retailing and development in Panama as an investor and executive analyst since 1999 and is a director of Dante's Department Stores.

         JOHN WOLFF has been a partner of CEW Partners, a New York-based investment firm, since 1984. He has been a director of the Company since 1986. He is a trustee of Beth Israel Hospital.

         Messrs. Norman Matthews, Robert Knox and Anthony E. Malkin resigned as directors following the end of the February 3, 2001 fiscal year, on April 27, May 3 and May 21, 2001, respectively.

EXECUTIVE OFFICERS

         Information regarding the Company's executive officers as of April 20, 2001 is set forth under Part I of the Form 10-K for the fiscal year ended February 3, 2001. Subsequent to April 20, 2001, Allan Coviello's and Dennis Hickey's employment with the Company ceased or will cease.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table contains information about the compensation earned for services rendered to the Company in all capacities during the last three fiscal years by the Chief Executive Officer of the Company, the former Chief Executive Officer of the Company and each of the other four most highly paid executive officers of the Company who were such at the end of fiscal year 2000, a 53 week year (the "Named Executive Officers"):

                                            SUMMARY COMPENSATION TABLE
                                                                                             LONG-TERM COMPENSATION
                                                                                     ------------------------------------------
                                                   ANNUAL COMPENSATION                  AWARDS       BONUS
                                          ---------------------------------------    ----------     ---------
                                                                     OTHER ANNUAL    SECURITIES
NAME AND PRINICPAL             YEAR                                    COMPEN-       UNDERLYING        LTIP         ALL OTHER
POSITION                       ENDED        SALARY        BONUS        SATION          OPTIONS        PAYOUTS      COMENSATION
---------------------------  --------     -----------   ----------  -------------    ----------     ----------     -----------
David Cully (1) -            2/3/01          $458,654    $150,000      $10,999(2)          --(3)          --         $414(4)
President and Chief          1/29/00           25,962          --           --          350,000           --           --
Executive Officer            1/30/99               --          --           --               --           --           --

Donald Jonas (5) -           2/3/01            61,154          --       43,920(6)            --           --      164,127(4)(7)(8)
Former Chief                 1/29/00           60,000          --       11,445(6)            --           --      164,625(4)(7)(8)
Executive Officer            1/30/99           60,000          --       14,015               --           --      162,383(4)(7)(8)

Allan Coviello (9) -         2/3/01           316,538          --        8,249(2)        60,000(3)        --       73,295(4)(10)
Chief Merchandising          1/29/00               --          --           --               --           --           --
Officer                      1/30/99               --          --           --               --           --           --

Dennis Hickey (11) -         2/3/01           242,093      10,000       10,999(2)        25,000(3)        --       10,055(4)(7)
Senior Vice President -      1/29/00          237,351      10,000       10,999(2)            --           --        3,146(4)(7)
Stores                       1/30/99          228,262          --       10,999(2)            --           --        2,566(4)(7)

Mark Lilien (12) -           2/3/01           233,654          --        9,166(2)        25,000(3)        --        1,864(4)(7)
Senior Vice President        1/29/00               --          --           --               --           --           --
Operations                   1/30/99               --          --           --               --           --           --

Robert Roche (13) -          2/3/01           204,254       8,000       10,999(2)         5,000(3)        --        1,231(4)
Senior Vice President -      1/29/00          200,400      20,000           --           50,000           --          615(4)
General Merchandise          1/30/99          186,451      20,000           --           20,000           --       49,338(4)(14)
Manager Off Price
Home Business
----------------------

(1) Mr. Cully joined the Company in January 2000 as President and Chief Operating Officer and was elected President and Chief Executive Officer in November 2000.

(2)      Represents automobile allowances paid by the Company.

(3) Does not include shares underlying options in Lechters.com, Inc., a wholly owned subsidiary of the Company, in the amount of 100,000 shares to Mr. Cully, 300,000 shares to Mr. Coviello, 10,000 shares to Mr. Hickey, 10,000 shares to Mr. Roche and 20,000 shares to Mr. Lilien.

(4) Includes insurance premiums paid by the Company with respect to term life insurance and long term disability insurance for each of the named executive officers.

(5) Mr. Jonas ceased to be Chief Executive Officer of the Company in November 2000 and retired as an Executive Officer of the Company in April 2001.

(6) Represents the cost to the Company of providing Mr. Jonas with transportation services.

(7) Includes matching contributions under the Company's 401(k) plan of $811 for Mr. Jonas, $3,151 for Mr. Hickey and $1,471 for Mr. Lilien for the year ended February 3, 2001. Includes matching contributions under the Company's 401(k) plan of $793 for Mr. Jonas and $2,509 for Mr. Hickey for the year ended January 29, 2000. Includes matching contributions under the Company's 401(k) plan of $317 for Mr. Jonas and $910 for Mr. Hickey for the year ended January 30, 1999.

(8) Includes insurance premiums in the amount of $161,552 paid by the Company with respect to split-dollar life insurance policies for the benefit of Mr. Jonas on the lives of Mr. Jonas and his wife. Effective February 2, 2001, the agreements relating to these split-dollar life insurance policies were terminated, and the company was released from its obligation to make future premium payments under the policies until the death of the survivor of Mr. Jonas and his wife. Mr. Jonas' designee was the owner of the policies with the right to designate the beneficiary thereunder. In the event of the death of Mr. Jonas or his wife, the beneficiary receives the death benefit and in the event of the policy cancellation, the owner receives the cash surrender value. However, both the death benefit and the cash surrender value were subject to the right of the Company to receive a sum equal to the aggregate premium cost incurred by the Company for the maintenance of the policies. Effective February 2, 2001, the Company gave up such right to receive the aggregate premium cost, which then totaled $1,458,659, in exchange for Mr. Jonas releasing the Company from the obligation to make further premium payments and certain other obligations. See "Employment and Consulting Agreements" below.

(9) Mr. Coviello joined the Company in February 2000 as President and Chief Operating Officer of Lechters.com and was elected Chief Merchandising Officer of the Company in November 2000. Mr. Coviello's employment with the Company will cease as of June 15, 2001.

(10)     Includes $72,391 of living expenses paid to Mr. Coviello.

(11)     Mr. Hickey's employment with the Company ceased as of May 18, 2001.

(12) Mr. Lilien joined the Company in March 2000 as Senior Vice President - Operations.

(13)     Mr. Roche's employment with the Company ceased as of February 9, 2001.

(14)     Includes $48,457 of living expenses paid to Mr. Roche.

STOCK OPTIONS

         The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 2000.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     % OF TOTAL
                       NUMBER OF     OPTIONS/
                       SECURITIES    SARS IN       NUMBER OF        % OF TOTAL                                POTENTIAL REALIZABLE
                       UNDERLYING    LECHTERS,     SECURITIES       OPTIONS/ SARS                             VALUE AT ASSUMED
                       OPTIONS/      INC.          UNDERLYING       IN                                        ANNUAL RATES OF STOCK
                       SARS          GRANTED TO    OPTIONS/ SARS    LECHTERS.COM,   EXERCISE                  PRICE APPRECIATION FOR
                       GRANTED IN    EMPLOYEES     GRANTED IN       INC. GRANTED    OF BASE                   OPTION TERM (1)
                       LECHTERS,     IN FISCAL     LECHTERS.COM,    TO EMPLOYEES    PRICE        EXPIRATION   ----------------------
NAME                   INC. (#)      YEAR          INC. (#)         IN FISCAL YEAR  ($/SH)       DATE             5%          10%
------------------    ------------  -----------  ----------------  ---------------  ----------   ----------   ---------  -----------
David Cully..........         --            --           100,000            7.8         $0.7183   11/21/10     $45,170     $114,490

Donald Jonas.........         --            --                --           --           --           --           --         --

Allan Coviello.......     10,000             0.7              --           --           $0.625    11/21/10      $3,933      $9,962

                          50,000             3.6              --           --           $1.625     2/10/10     $51,110     $129,495

                              --            --           300,000           23.4         $0.7183   11/21/10     $135,510    $343,470

Dennis Hickey........      5,000             0.4              --           --           $0.625    11/21/10      $1,967      $4,981

                          20,000             1.4              --           --           $1.6562    2/7/10      $20,836      $52,788

                              --            --            10,000            0.8         $0.7183   11/21/10      $4,517      $11,449

Robert Roche.........      5,000             0.4              --           --           $0.625    11/21/10      $1,967      $4,981

                              --            --            10,000            0.8         $0.7183   11/21/10      $4,517      $11,449

Mark Lilien..........      5,000             0.4              --           --           $0.625    11/21/10      $1,967      $4,981

                          20,000             1.4              --           --           $1.563     2/28/10     $19,666      $49,816

                              --            --            20,000            1.6         $0.7183   11/21/10      $9,034      $22,898
------------------

(1) The values are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission for each of the securities and are not intended to forecast possible future appreciation, if any, in the market price of such securities.

         Options granted under the Company's 1998 Long-Term Incentive Plan are granted at market value on the date of grant and are exercisable at a rate of 20% per year over a five-year period commencing with the date of grant.

         The Lechters.com options were granted at market value on the date of grant and are exercisable at a rate of 20% per year over a five-year period commencing with the date of grant. In the event Lechters.com has not consummated an initial public offering by February 2003, the option provides that the option holders will receive equivalent shares of the Company's Common Stock for that number of shares of Lechters.com where the fair market value exceeds the option exercise price.

         No options were exercised during the Company's last fiscal year by any named executive officer.

         The following table sets forth information as to the number of unexercised shares of common stock underlying stock options and the value of the unexercised in-the-money stock options at fiscal year end:

                        FISCAL YEAR-END OPTION/SAR VALUES

                                        NUMBER OF SECURITIES
                                       UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                          OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT FISCAL
                                             YEAR-END(*)                       YEAR-END(*)
                                    -----------------------------     ------------------------------
  NAME                              EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
  ----                              -----------     -------------     -----------      -------------
  David Cully..................        70,000        280,000(1)            --               --

  Donald Jonas.................          --              --                --               --

  Allan Coviello...............        10,000         50,000(2)            --               --

  Dennis Hickey................        84,000         41,000(3)            --               --

  Robert Roche.................        36,000         69,000(4)            --               --

  Mark Lilien..................        4,000          21,000(5)            --               --
-------------------

(1)      Does  not  include  100,000  shares  underlying  options  in  Lechters.com,  none of  which  is  currently exercisable.

(2)      Does  not  include  300,000  shares  underlying  options  in  Lechters.com,  none of  which  is  currently exercisable.

(3)      Does  not  include  10,000  shares  underlying  options  in  Lechters.com,  none  of  which  is  currently exercisable.

(4)      Does  not  include  10,000  shares  underlying  options  in  Lechters.com,  none  of  which  is  currently exercisable.

(5)      Does  not  include  20,000  shares  underlying  options  in  Lechters.com,  none  of  which  is  currently exercisable.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         On January 3, 2001, the Company entered into an employment agreement with David Cully, the initial term of which will expire on February 1, 2003. After the initial term, the employment agreement will automatically renew for successive one-year terms unless either party provides written notice to terminate the agreement. The employment agreement provides that Mr. Cully will receive a base salary of no less than $450,000 per year, a one-time signing bonus of $150,000 and an annual incentive bonus award of up to 75% of his base salary based on achieving established performance goals. The employment agreement also provides for certain benefits including an automobile allowance, health benefits and life insurance. Pursuant to the employment agreement, Mr. Cully was issued options to purchase 350,000 shares of Company's common stock and is eligible to participate in the Company's long-term incentive compensation programs. In addition, upon termination of Mr. Cully's employment with the Company without cause, Mr. Cully will continue to receive, subject to mitigation, his then current base salary for a period that is the greater of 12 months or two months for each full or partial year that Mr. Cully has been employed by the Company for a maximum of 24 months, his options will immediately vest and he will continue to be able to participate in all medical, health, dental and life insurance plans. The employment agreement also provides that upon a change of control and a termination without cause or a constructive termination within one year of such change of control, Mr. Cully will receive severance that includes a lump sum payment equal to two times his then current base salary, elimination of all restrictions, subject to mitigation, on any deferred stock awards and immediate vesting on his options.

         For many years Mr. Jonas had drawn a salary at the rate of $60,000 per year. While the Company had never entered into an employment agreement with Mr. Jonas, it had entered into a Deferred Compensation Agreement with him, which provided since 1989 that upon Mr. Jonas' retirement at age 65 or older, Mr. Jonas would be paid $100,000 per year for a period of ten years. During such period, Mr. Jonas would be required to provide consulting services and be subject to non-competition restrictions. In 1995, the Deferred Compensation Agreement was amended to require the Company, upon Mr. Jonas' retirement, to provide Mr. Jonas with (or pay the cash equivalent of ) certain services including a secretary, office, driver and car for a period of ten years. In connection with Mr. Jonas' retirement on April 1, 2001, the Deferred Compensation Agreement was amended such that the Company was relieved of its obligation to provide these services in consideration of a lump sum cash payment of $1,150,000. In 1996, the Deferred Compensation Agreement was amended to add the provisions relating to the split dollar life insurance policies described in footnote 8 to the Summary Compensation Table above. Effective February 2, 2001, the Deferred Compensation Agreement was amended and the agreements relating to the split-dollar life insurance policies were terminated relieving the Company from its obligation to pay future premium payments. Mr. Jonas also released the Company from its obligation to make the $100,000 per year payments. Pursuant to the amended Deferred Compensation Agreement, Mr. Jonas remains entitled to participate in the Company's group medical, dental and life insurance plans, is obligated to provide the consulting services and remains subject to the non-competition restrictions.

         In connection with the Strategic Restructuring Plan, the Company adopted a retention plan pursuant to which key personnel, including certain of the Named Executive Officers, earn additional payments for remaining in the employ of the Company through specified dates in Fiscal 2001.

         In connection with the termination of their employment with the Company, Messrs. Roche and Hickey received a one-time severance payment of $84,379 and $118,763, respectively.

COMPENSATION OF DIRECTORS

         Directors, other than Messrs. Cully and Jonas, receive directors' fees of $1,000 per meeting, plus an annual fee of $10,000.

         Pursuant to a consulting arrangement between the Company and Stephen Westerfield, Mr. Westerfield received $26,138 in the fiscal year ended February 3, 2001.

         Pursuant to a consulting arrangement between the Company and Roberta Maneker, Ms. Maneker received $22,962 in the fiscal year ended February 3, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Fischman is Of Counsel to the law firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P., which has provided legal services to the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding the beneficial ownership of Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, based upon total shares outstanding as of May 30, 2001.

                                                                              NUMBER OF SHARES             PERCENT
NAME AND ADDRESS                                                             BENEFICIALLY OWNED            OF CLASS
                                                                             ------------------            --------

The Jewish Communal Fund, 130 E. 59th Street, Suite 1204, New York, New York
10022, is the beneficial owner of more than 5% of the Company's Common Stock.
See footnote 1 to the table regarding Security Ownership of Management below.

Prudential Private Equity Investors III, L.P.........................     2,399,984(1)                       13.5%
717 Fifth Avenue
Suite 1100
New York, NY 10022

David and Sherry Gold................................................     1,433,000(2)                        9.3%
4000 Union Pacific Avenue
City of Commerce, CA 90023

Grace & White, Inc...................................................     1,245,300(3)                        8.1%
515 Madison Avenue, Suite 1700
New York, NY 10022

Dimensional Fund Advisors............................................     1,157,600(4)                        7.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

ICM Asset Management, Inc............................................     1,114,650(5)                        7.3%
601 W. Main Ave., Suite 600
Spokane, WA 99201
---------------------
(1)      Represents shares into which Series A Preferred Stock owned by
         Prudential Private Equity Investors III, L.P. is convertible.

(2) Based solely on information contained in a Schedule 13D filed with the Securities and Exchange Commission (the "SEC") dated January 19, 2000.
         David and Sherry Gold have shared voting power and shared dispositive power with respect to all the shares.

(3) Based solely on information contained in a Schedule 13G/A filed with the SEC dated January 22, 2001. Grace & White, Inc., a registered investment adviser, has sole voting power with respect to 65,000 shares
         (and no voting power with respect to the remaining shares) and sole dispositive power with respect to all the shares

(4) Based solely on information contained in a Schedule 13G filed with the SEC dated February 2, 2001. Dimensional Fund Advisors Inc.
         ("Dimensional"), a registered investment adviser, furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts.
         All of the shares are


         owned by the funds. In its role as investment adviser or manager, Dimensional possesses sole voting and investment power over the shares that are owned by the funds. Dimensional disclaims beneficial ownership of all such shares.

(5) Based solely on information contained in a Schedule 13G filed with the SEC dated February 13, 2001. ICM Asset Management, Inc., a registered investment adviser, has shared voting power with respect to 790,350 shares (and no voting power with respect to the remaining shares) and shared dispositive power with respect to all the shares.

         The following table sets forth information regarding the beneficial ownership of Series A Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Series A
Preferred Stock, based upon total shares outstanding as of May 30, 2001:

                                                                          NUMBER OF SHARES               PERCENT
NAME AND ADDRESS                                                          BENEFICIALLY OWNED             OF CLASS
----------------                                                          ------------------             --------
Prudential Private Equity Investors III, L.P.........................               149,999                  100%
    717 Fifth Avenue Suite 1100
    Harrison, NJ 07029


         Except as noted in the footnotes in the two tables above, the Company believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by such beneficial holders.

                        SECURITY OWNERSHIP OF MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

         The table below sets forth the beneficial ownership of the Common Stock as of May 30, 2001 by (i) each director, (ii) each of the executive officers named in the "Summary Compensation Table," and (iii) all directors and executive officers of the Company as a group.

                                                                                       AMOUNT AND NATURE
                                                                                    OF BENEFICIAL OWNERSHIP
                                                                                      OF COMMON STOCK AS                PERCENT
NAME                                                 POSITION                           OF MAY 30, 2001                OF CLASS
                                        --------------------------------------     ---------------------------     ---------------
Donald Jonas.......................     Chairman of the Board                                   1,700(1)                 (12)

John Wolff.........................     Director                                               66,000(2)                 (12)

Bernard D. Fischman................     Director                                               59,200(3)                 (12)

Stephen T. Westerfield.............     Director                                               48,000(4)                 (12)

Martin S. Begun....................     Director                                                8,500(5)                 (12)

Roberta S. Maneker.................     Director                                                8,000(5)                 (12)

David K. Cully.....................     President, Chief Executive Officer
                                        and Director                                          120,000(6)                 (12)

Allan Coviello.....................     Chief Merchandising Officer                            10,000(7)                 (12)

Dennis Hickey......................     Senior Vice President - Stores                         91,701(8)                 (12)

Robert Roche.......................     Senior Vice President -
                                        General Merchandise
                                        Manager Off Price Home
                                        Business                                               40,000(9)                 (12)

Mark Lilien........................     Senior Vice President - Operations                      4,801(10)                (12)

All directors and executive officers
    of the Company as a group (12
    persons).......................                                                           341,601(11)                 2.2%
-------------------

(1) On April 6, 2001, Donald Jonas, his wife and a family partnership donated an aggregate of 4,135,276 shares of Common Stock to the Jewish Communal Fund for the benefit of the Barbara and Donald Jonas Philanthropic Fund. Mr. Jonas disclaims beneficial ownership of such shares which represented approximately 25.8% of the outstanding Common Stock at the time of such donation.

(2) Includes 60,000 shares of Common Stock held of record by CEW Partners, the general partner of which is Basil Venture Partners, of which Mr. Wolff is a partner. Mr. Wolff disclaims beneficial ownership of such shares. Also includes 6,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(3) Includes 1,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(4) Includes 28,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(5) Includes 6,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(6) Includes 70,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(7) Consists of 10,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(8) Includes 84,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(9) Consists of 40,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001

(10) Includes 4,000 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(11) Includes 146,400 shares of Common Stock issuable pursuant to options exercisable currently or within 60 days after May 30, 2001.

(12) The percentage of shares beneficially owned does not exceed one percent of the outstanding shares on May 30, 2001.

         Except as noted in the footnotes above, the Company believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A subsidiary of the Company operates four stores in buildings which are managed by a company with which Anthony E. Malkin, a director of the Company during the 2000 fiscal year, is affiliated and in which Mr. Malkin's father has an interest. The Company paid an aggregate of $1,731,992 under these leases during the fiscal year ended February 3, 2001. The Company believes these leases are on similar terms to those contained in leases it has entered into for similar facilities leased from unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LECHTERS, INC.


Dated: June 14, 2001
                                        By: /s/ David Cully
                                           -------------------------------------
                                           David Cully
                                           President and Chief Executive Officer