Form 10-Q
period 2001-05-05
LECHTERS INC
filed 2001-07-05
CIK 798186

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

   | x | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                     For quarterly period ended May 5, 2001

                                       OR

   | | TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        For the transition period from   to

                           Commission File No. 0-17870

                                 LECHTERS, INC.
                    (Debtor-in-Possession as of May 21, 2001)
             (Exact Name Of Registrant As Specified In Its Charter)

               New Jersey                             No. 13-2821526
(State or Other Jurisdiction of Incorporation)        (I.R.S. Employer
                                                      Identification No.)

1 Cape May Street, Harrison, New Jersey               07029-2404
(Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code:   (973)481-1100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X          NO
                             ----            ----

The number of shares of the Registrant's common stock, without par value, outstanding at June 26, 2001: 15,334,986:

                         LECHTERS, INC. AND SUBSIDIARIES
                   (DEBTORS-IN-POSSESSION AS OF MAY 21, 2001)
                                    FORM 10-Q
                          FOR QUARTER ENDED MAY 5, 2001
                                      INDEX


PART I. Financial Information                                           Page No.
        ---------------------                                           --------

        Item 1.       Financial Statements

                      Consolidated Balance Sheets at
                      May 5, 2001 and February 3, 2001                     1

                      Consolidated Statements of Operations
                      for the Thirteen Weeks Ended May 5, 2001             2

                      Consolidated Statements of Cash Flows
                      for the Thirteen Weeks Ended May 5, 2001             3

                      Consolidated Statement of Shareholders'
                      Equity for the Thirteen Weeks Ended
                      May 5, 2001                                          4

                      Notes to Consolidated Financial Statements           5-10

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        10-14

        Item 3.       Quantitative and Qualitative Disclosures About
                      Market Risk                                          14

PART II.Other Information
        -----------------

        Item 6.       Exhibits and Reports on Form 8-K                     15

Part. I  Financial Information
Item 1.  Financial Statements

                         LECHTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (DEBTORS-IN-POSSESSION)
           (Amounts in thousands, except share and per share amounts)

                                                 May 5, 2001    February 3, 2001
                                                 -----------    ----------------
                                                 (unaudited)
         ASSETS

Current Assets:
     Cash and cash equivalents                   $    5,356     $     3,235
     Accounts receivable                              2,708           1,706
     Merchandise inventories                         67,566          82,299
     Prepaid expenses and other current assets        6,736           2,242
                                                  ---------      ----------

               Total Current Assets                  82,366          89,482

Property and equipment:
     Fixtures and equipment                          45,918          53,783
     Leasehold improvements                          73,754          86,915
                                                  ---------      ----------
                                                    119,672         140,698
     Less accumulated depreciation and
     amortization                                    81,729         101,469
                                                  ---------      ----------
     Net Property and equipment                      37,943          39,229

     Other Assets                                    14,018          13,778
                                                  ---------      ----------

               Total Assets                      $  134,327     $   142,489
                                                  =========      ==========


         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     5% Convertible subordinated debentures due
     September 27, 2001 (net of unamortized
     discount of $348 and $562,
     respectively)                                   36,562          36,348
     Accounts payable                                12,163           6,479
     Dividends payable-preferred stock                  - -           1,010
     Salaries, wages and other accrued expenses      17,965          19,488
     Estimated restructuring liabilities             15,450          16,336
     Taxes, other than income taxes                   1,375           2,085
                                                  ---------      ----------

               Total Current Liabilities             83,515          81,746

Long-Term Debt
     Borrowings under revolving credit facility      27,830          10,908
                                                  ---------      ----------

Total long-term debt                                 27,830          10,908

Deferred income taxes and other deferred credits      9,072           9,197

Shareholders' Equity:
     Convertible preferred stock, $100 par value
          authorized 1,000,000 shares issued and
          outstanding Series A- 149,999 shares
          and Series B-50,001 shares                 20,000          20,000
     Common stock, no par value, authorized-
          50,000,000 shares, issued, 17,176,286
          shares and 17,176,286 shares,
          respectively                                   58              58
     Accumulated other comprehensive loss               - -             - -
     Additional paid-in-capital                      62,380          62,380
     Retainedc deficit                              (65,426)        (38,698)
                                                  ---------      ----------
                                                     17,012          43,740

     Less: Treasury stock at cost
         Common Stock:  1,841,300 shares
         and 1,841,300 shares, respectively          (3,102)         (3,102)
                                                  ---------      ----------
               Total Shareholders' Equity            13,910          40,638
                                                  ---------      ----------
Total Liabilities And Shareholders'Equity        $  134,327     $   142,489
                                                  =========      ==========

          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              DEBTORS-IN-POSSESSION
           (Amounts in thousands, except share and per share amounts)


                                                      Thirteen Weeks Ended
                                                      --------------------
                                                  May 5, 2001    April 29, 2000
                                                  -----------    --------------
                                                          (unaudited)


Net sales                                        $   58,650     $    83,743
Cost of good sold
     (including occupancy and indirect costs)        52,295          63,822
                                                  ---------      ----------

Gross profit                                          6,355          19,921

Selling, general and administrative expenses         29,666          30,285
Restructuring expense                                 2,290             - -
                                                  ---------      ----------

Operating loss                                      (25,601)        (10,364)
Other expenses (income):
     Interest expense                                 1,127             977
     Interest income                                    - -            (693)
     Net investment gain/income                         - -             (63)
                                                  ---------      ----------
               Total other expenses (income)          1,127             221
                                                  ---------      ----------

Loss before tax benefit and
     extraordinary item                             (26,728)        (10,585)

Income tax benefit                                      - -          (3,705)
                                                  ---------      ----------

Net loss before extraordinary item                  (26,728)         (6,880)

Extraordinary item - gain on early
     extinguishment of debentures (net of
     income tax of $474)                                - -             879
                                                  ---------      ----------

Net Loss                                            (26,728)         (6,001)

Preferred stock dividend requirement                    252             252
                                                  ---------      ----------
Net loss available to common
     shareholders                               ($   26,980)   ($     6,253)
                                                  =========      ==========

Net loss per common share
     Basic and diluted
     Loss before extraordinary item             ($     1.76)   ($      0.43)
     Extraordinary item                                 - -            0.05
                                                  ---------      ----------
     Net Loss                                   ($     1.76)   ($      0.38)
                                                  =========      ==========

Weighted average common shares
     outstanding
     Basic and diluted                           15,335,000      16,401,000
                                                 ==========      ==========

          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DEBTORS-IN-POSSESSION)
                             (Amounts in thousands)


                                                      Thirteen Weeks Ended
                                                      --------------------

                                                  May 5, 2001    April 29, 2000
                                                  -----------    --------------

                                                         (unaudited)

Cash flows from operating activities:
     Net loss                                   ($   26,728)   ($     6,001)

Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                3,380           3,888
         Gain on repurchase of debentures               - -          (1,353)
         Other                                           87             261
           Changes in operating assets and
            liabilities:
               Increase in accounts receivable       (1,002)         (3,912)
               Decrease (increase) in
                merchandise inventories              14,733         (12,022)
               Increase in prepaid expenses          (4,494)         (2,222)
               Increase (decrease) in accounts
                payable, accrued salaries, wages
                and other accrued expenses and
                taxes, other than income taxes        2,557          (3,437)
               Increase in other assets                (950)           (741)
                                                  ---------      ----------

           Net cash used in operating activities    (12,417)        (25,539)

Cash flows from investing activities:
           Capital expenditures                      (1,374)           (567)
           Decrease in available for sale
            securities                                  - -          37,572
                                                  ---------      ----------

           Net cash (used in) provided by
            investing activities                     (1,374)         37,005

Cash flows from financing activities:
           Payment of preferred stock dividend       (1,010)         (1,010)
           Borrowings under Revolving Credit
            Facility                                 16,922             - -
           Purchase of treasury stock                   - -            (870)
           Repurchase of debentures                     - -         (14,761)
                                                  ---------      ----------
           Net cash provided by (used in)
            financing activities                     15,912         (16,641)
                                                  ---------      ----------

Net increase (decrease) in cash and cash
 equivalents                                          2,121          (5,175)

Cash and cash equivalents, beginning of period        3,235           9,917
                                                  ---------      ----------

Cash and cash equivalents, end of period         $    5,356     $     4,742
                                                  =========      ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

           Interest                              $      457     $       437
                                                  =========      ==========
           Income taxes                          $       23     $        31
                                                  =========      ==========

          See accompanying notes to consolidated financial statements.



                         LECHTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DEBTORS-IN-POSSESSION)
                             (Amounts in thousands)

                                     CONVERTIBLE    ADDITIONAL
                           COMMON     PREFERED       PAID-IN       RETAINED    TREASURY             COMPREHENSIVE
                           STOCK       STOCK         CAPITAL       DEFICIT      STOCK       TOTAL        LOSS
Balance,
  February 3, 2001            $58        $20,000       $62,380     ($38,698)    ($3,102)  $40,638

Net loss - thirteen weeks
  ended May 5, 2001           - -            - -           - -      (26,728)        - -   (26,728)       ($26,728)
                           ------    -----------   -----------     --------   ---------    ------   -------------

Balance,
  May 5, 2001 (unaudited)     $58        $20,000       $62,380     ($65,426)    ($3,102)  $13,910        ($26,728)
                           ======    ===========   ===========     ========   =========    ======   =============

          See accompanying notes to consolidated financial statements.

                         LECHTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DEBTORS-IN-POSSESSION)
           (Amounts in thousands, except share and per share amounts)
                                   (UNAUDITED)


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

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001. The Company's results of operations for the thirteen weeks ended May 5, 2001 are not necessarily indicative of the operating results for the full year.

          Certain reclassifications have been made to the financial statements of the prior year to conform with the classifications used for Fiscal Year 2001.


2.   SUBSEQUENT EVENTS

        a.     Chapter 11 Filing

          On May 21, 2001, the Company and its subsidiaries (collectively the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the Southern District of the New York (the "Bankruptcy Court") for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Chapter 11 cases Nos. 01-41432 (AJG) through 01 41-483 (AJG) have been consolidated for the purpose of joint administration.

          As  a  result  of  these  filings,  actions  to  collect  pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during Fiscal Year 2002 or Fiscal Year 2003, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

          As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interest.

          At the first day hearing held on May 21, 2001 before Judge Arthur J. Gonzalez, the Bankruptcy Court entered its' first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations to pay all outstanding premiums, administrative fees and insurance related obligations and to honor customer service programs, including warranties, returns, layaways and gift certificates.

        b.     Debtor-In-Possession Credit Facility

          The Company has entered into an agreement dated May 22, 2001 with Fleet Retail Finance, Inc. as agent for the Tranche A Lenders and Back Bay Capital Funding, LLC for a debtor-in-possession credit facility (the "DIP Facility") under which the Company may borrow up to $86 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility was approved by the Bankruptcy Court on June 12, 2001.

          The DIP Facility includes an $80 million Tranche A Senior Secured Facility with Fleet Retail Finance, Inc. as agent for a group of banks. There is also a $6 million Junior Secured Tranche B Loan with Back Bay Capital Funding LLC. The DIP Facility includes a $10 million sublimit for the issuance of letters of credit (both documentary and standby). The proceeds of the DIP Facility were first used to repay the pre-petition Amended and Restated Credit Facility and may be used for on going working capital requirements and general corporate purposes which are subject to the supervision and direction of the Bankruptcy Court. The DIP Facility matures on the earliest of (a) May 31, 2003, or if such day is not a business day, the next succeeding business day; (b) the date set by the Bankruptcy Court for a hearing on the Final Borrowing Order, unless the Bankruptcy Court on such date approves the Final Borrowing Order; or (c) the effective date of a Plan of Reorganization. The DIP Facility is secured by a security interest in substantially all the Company's assets.

          The Company's maximum borrowing (the "Borrowing Base") under the DIP Facility may not exceed the lesser of (a) $86 million made up of $80.0 of Tranche A Loan ceiling and $6.0 million of Tranche B Loan or (b) the total of (i) a stipulated proportion of 83% for the period January 1st through August 31st and 88% for the period September 1st through December 31st of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 85% of the Company's acceptable credit card receivables; plus (iii) 95% of the Company's cash and acceptable investments held in a Fleet custody account; minus (iv) applicable reserves.

          The DIP Facility contains certain covenants, including limitations on capital expenditures, indebtedness, and transactions with affiliates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries. Under the DIP Facility, the Company is not permitted to repay, prepay, redeem, defease or repurchase its 5% Convertible Subordinated Debentures nor can it repurchase its Common Stock.

          Advances under the DIP Facility Tranche A Senior Secured Facility will bear interest per annum at the Fleet base rate plus the applicable margin of 1.00% or the Eurodollar rate (LIBOR) plus 2.75% at the Company's option. The applicable margins are determined based upon the Company's excess availability under the credit facility.

          The $6.0 million Junior Secured Tranche B Loan from Back Bay Capital Funding LLP carries a rate of interest of 13.50% per annum with payment in kind interest accruing at 2.50% per annum payable upon maturity. The Junior Secured Tranche B Loan also has annual fees of 3.0% payable on May 22, 2002 and 2.0% payable on May 22, 2003.

          The Company will pay an unused line fee of 0.50% per annum on the unused portion of the credit facility, a standby letter of credit fee equal to the then applicable Eurodollar margin less 25 basis points per annum of the total face amount of each outstanding letter of credit, a documentary letter of credit fee equal to 1.25% per annum of the total face amount of each outstanding letter of credit and certain other fees. The DIP Facility completely replaced the Amended and Restated Credit Facility which was dated February 9, 2001. As a result of the replacement of the pre-existing credit facility, the Company will charge operations approximately $2,800 in the second quarter of Fiscal Year 2001 representing the write-off of the deferred financing costs for that facility.

3.   BASIS OF PRESENTATION

          The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the Consolidated Financial Statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings.

          At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's shareholders may have no value. The Company believes the DIP Facility, which was approved by the Bankruptcy Court on June 12, 2001, should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth in Item 2 below under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."


4.   NET LOSS PER SHARE

          Basic net loss per share data were computed by dividing net loss, reduced by the Convertible Preferred Stock Dividend requirement, by the weighted average number of common shares outstanding during the thirteen weeks ended May 5, 2001 and April 29, 2001. With respect to diluted net loss per share, stock options, which are potential common shares, were excluded from the weighted average of outstanding shares because inclusion would reduce the loss per share. With respect to the Company's 5% Convertible Subordinated Debentures and the Company's Convertible Preferred Stock, for the purpose of computing diluted net loss per share, the assumed conversion of such debentures and such preferred stock would reduce the diluted loss per share for the thirteen weeks ended May 5, 2001 and April 29, 2001.

5.   RESTRUCTURING EXPENSE

          During the fourth quarter of Fiscal 2000, the Company adopted a Strategic Restructuring Plan (the "Plan") to streamline operations and reduce operating expenses. The major initiatives of the Plan included the following: (1) exit the Cost Less Home Store(SM) business; (2) close unprofitable stores; (3) reduce support areas associated with the Off-Price Home Business; (4) re-align and consolidate the merchandising and store operation support areas; and (5) reduce all corporate support areas reflecting the reduction of stores in operation. As a result of the adoption of the Plan, the Specialty Housewares segment was reduced by 128 stores and the Off-Price Home segment was reduced by 38 stores (11 Cost Less Home Stores(SM) and 27 Famous Brands Housewares Outlet(R) stores.) As a result of closing of the 166 stores and the consolidation and re-alignment of corporate support functions, an estimated 725 full-time positions were eliminated.

          In connection with the Plan, in the fourth quarter of Fiscal Year 2000, the Company recorded a charge to operations of $41,963, consisting of $5,871 as cost of goods sold and $36,092 as restructuring expense. The restructuring expense included an asset impairment charge of $21,579 which consisted mainly of leasehold improvements and capitalized software. The activity of the remaining major components of the restructuring expense during the thirteen weeks ended May 5, 2001, and the remaining liability are as follows:


                            Lease
                         Termination    Miscellaneous   Severance       Total
                         -----------    -------------   ---------     ----------

     Balance,
      February 3, 2001   $    14,922    $       1,414   $     - -     $   16,336
     Provision                   - -              - -       2,290          2,290
     Paid                        - -             (886)     (2,290)       (3,176)
                         -----------    -------------   ---------     ----------
     Balance,
      May 5, 2001        $    14,922    $         528   $     - -     $   15,450
                         ===========    =============   =========     ==========

          The liability for the lease termination costs was estimated by management prior the Chapter 11 filing under the assumption that the Company could successfully negotiate such settlements. The amounts for which these landlords may make a pre-petition claims under the Chapter 11 proceedings could be materially higher.

          The inventory reserves recorded during the fourth quarter of Fiscal Year 2000 were fully utilized during the first quarter of Fiscal Year 2001 as all of the inventory in the closed stores was liquidated.

6.   ASSET IMPAIRMENT

          The Company's e-commerce strategy, thinkkitchen.com, formerly Lechters.com, and the related conversion of existing stores to the thinkkitchen prototype are under review as a consequence of the Chapter 11 filing. The Company's investment in computer software for the e-commerce strategy shown as other assets on the Consolidated Balance Sheet, which as of May 5, 2001 was approximately $6,200, will likely become impaired during the second quarter of Fiscal 2001. The amount of impairment will be dependent on the estimated future cash flows generated by the website. At the present time, the amount of impairment cannot be determined.


7.   SEGMENT INFORMATION

          The Company defines its principal business into two segments, the Specialty Housewares segment, which operates as Lechters Housewares(R) and Lechters Kitchen Place(R), and the Off-Price Home Business segment, which operates as Famous Brands Housewares Outlet(R) and until February 2001, also operated as Cost Less Home Store(SM). The contribution of these segments, as well as "corporate and other" for the thirteen weeks ended May 5, 2001 and April 29, 2000 are summarized below. "Corporate and other" includes general corporate expenses, principally service office expense and distribution centers, as well as interest income and expense.

          The Company's segment disclosures are as follows:


                                                      Thirteen Weeks Ended
                                                      --------------------
                                                  May 5, 2001    April 29, 2001
                                                  -----------    --------------
 SALES
  Specialty Housewares                            $    45,376    $   63,755
  Off-Price Home Business                              13,274        19,988
                                                  -----------    ----------
  Total sales                                     $    58,650    $   83,743
                                                  ===========    ==========

 (LOSS) INCOME BEFORE INCOME TAX
  EXPENSE (BENEFIT) AND EXTRAORDINARY ITEM
  Specialty Housewares                           ($     9,676)  ($    1,689)
  Off-Price Home Business                        (      2,513)          640
  Corporate and other                            (     13,412)  (     9,315)
                                                  -----------    ----------
  Operating loss                                 (     25,601)  (   10,364)
  Other expenses                                        1,127           221
                                                  -----------    ----------
  Total loss before income tax expense (benefit)
    and extraordinary item                       ($    26,728)  ($   10,585)
                                                  ===========    ==========

 DEPRECIATION AND AMORTIZATION EXPENSE
  Specialty Housewares                            $     1,662    $    2,009
  Off-Price Home Business                                 243           415
  Corporate and other                                   1,475         1,464
                                                  -----------    ----------
  Total depreciation and amortization expense     $     3,380    $    3,888
                                                  ===========    ==========

 CAPITAL ADDITIONS
  Specialty Housewares                            $     1,228    $      189
  Off-Price Home Business                                  54           122
  Corporate and other                                      92           256
                                                  -----------    ----------
 Total capital additions                          $     1,374    $      567
                                                  ===========    ==========

                                                  May 5, 2001    April 29, 2001
                                                  -----------    --------------

 TOTAL ASSETS
  Specialty Housewares                            $    63,399    $   92,759
  Off-Price Home Business                              13,781        23,007
  Corporate and other                                  57,147       106,701
                                                  -----------    ----------
  Total assets                                    $   134,327    $  222,467
                                                  ===========    ==========

8.   COMPREHENSIVE LOSS

          The following is a summary of the Company's comprehensive loss:


                                                        Thirteen Weeks Ended
                                                        --------------------
                                                  May 5, 2001    April 29, 2000
                                                  -----------    --------------

 Net Loss                                        ($    26,728)  ($    6,001)

 Components of comprehensive loss:

 Adjustment to unrealized gain/(loss) on
  available-for-sale securities, net of
  applicable income tax provision/benefit                 - -   (        29)
                                                  -----------    ----------

 Comprehensive loss                              ($    26,728)  ($    6,030)
                                                  ===========    ==========

9.   STOCK REPURCHASE PLAN

          In May 1999, the Board of Directors authorized the Company to repurchase up to one million shares of the Company's common stock from time to time when warranted by market conditions. In March 2000, the Board of Directors authorized an additional repurchase of up to three million shares of the Company's common stock. During Fiscal Year 1999, the Company purchased 684,000 shares at an average cost of $1.96 per share. During Fiscal Year 2000, an additional 1,157,300 shares of the Company's common stock were purchased at an average price of $1.52 per share. At May 5, 2001, there were 1,841,300 shares held as Treasury Stock at an average price of $1.68. Under the DIP Credit Facility, the Company does not have the right to repurchase its common stock.


10.  INCOME TAXES

          Due to the operating loss for Fiscal Year 2000, which was a continuation of the trend of the Company's most recent fiscal year, the Company will utilize a 0% rate for income tax provision. This reflects the need for a 100% valuation allowance against the deferred tax assets generated by operating losses.


11.  RECENT ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective February 4, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          For comparative purposes, interim balance sheets are more meaningful when compared to the balance sheets at the same point in time of the prior year. Comparisons to balance sheets of the most recent fiscal year end may not be meaningful due to the seasonal nature of the Company's business.

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

          Forward-looking   statements  involve  estimates,   assumptions,   and
     uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond the control of the Company and may cause actual results to differ materially from those contained in forward-looking statements:
     - the ability of the Company to continue as a going  concern;
     - the ability of the Company to operate pursuant to the terms of the DIP Facility;
     - the ability of the Company to operate successfully under a Chapter 11 proceedings;
     - approval  of plans and activities by the  Bankruptcy  Court;
     - risks  associated  with operating a business  in Chapter  11;
     - the ability of the Company to create and have approved a reorganization plan in the Chapter 11 Cases;
     - consumer acceptance  of  the  upgraded  merchandise  assortments;
     - economic  and geographic factors including political and economic risks;
     - changes  in  and  compliance  with  environmental  and  safety  laws  and policies;
     - weather conditions;
     - population  growth  rates  and  demographic   patterns;
     - competition for retail  customers;
     - market demand,  including  structural market  changes;
     - changes  in tax  rates  or  policies  or in  rates  of inflation;
     - changes in project costs;
     - unanticipated changes in operating expenses and capital expenditures;
     - capital market conditions;
     - legal and administrative proceedings (whether civil or criminal) and settlements that influence the business and profitability of the Company.

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

     BASIS OF PRESENTATION

          The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to above, losses from operations and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements do not include any adjustments relating to recoverability of the value of recorded  asset  amounts or the amount and  classification  of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the Consolidated Financial Statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings.

          At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its consolidated financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's shareholders may have no value. The Company believes the DIP Facility, which was approved by the Bankruptcy Court on June 12, 2001, should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."


     RESULTS OF OPERATIONS
       (Amounts in thousands, except share and per share amounts)
     THIRTEEN WEEKS ENDED MAY 5, 2001 IN COMPARISON WITH THIRTEEN WEEKS ENDED APRIL 29, 2000.

          For the thirteen weeks ended May 5, 2001 ("First Quarter 2001") the Company's total comparable store sales decreased 2.9%. Comparable store sales for the Specialty Housewares segment, which is comprised of Lechters Housewares(R) and Lechters Kitchen Place(R), decreased 3.9% while comparable store sales for the Off-Price Home Business segment, comprised of Famous Brands Housewares Outlet(R) and Cost Less Home Store(SM), increased 0.8%. On an overall basis, net sales for First Quarter 2001 decreased $25,093 to $58,650, a 30.0% decrease from $83,743 reported for the comparable thirteen week period of the prior fiscal year ("First Quarter 2000"). The decrease was primarily due to the reduction in the number of stores in operation, for First Quarter 2001 compared to First Quarter 2000. On February 9, 2001, the Company announced a Strategic Restructuring Plan (the "Plan") which resulted in the closing of 166 stores. Such closings were the cause of $19,266 out of the $25,093 reduction in sales. For First Quarter 2001 sales for the Specialty Housewares segment, which had 128 fewer stores due to the Plan, decreased 28.8% to $45,376 while sales for the Off-Price Home Business which had 38 fewer stores as a result of adoption of the Plan, decreased 33.6% to $13,274. During First Quarter 2001, the Company opened 1 store and closed 169 stores, including 166 pursuant to the Plan. As of May 5, 2001 the Company had 323 stores in operation compared to 491 in operation on February 3, 2001 and 517 in operation on April 29, 2000.

          Gross profit for the First Quarter 2001 was $6,355, a decrease of $13,566 from $19,921 for First Quarter 2000. The gross profit rate was 10.8% of net sales compared with 23.8% in the prior year. By operating segment, gross profit for Specialty Housewares decreased $9,701 to $4,407 or 9.7% of net sales, while the Off-Price Home Business gross profit decreased $3,865 to $1,948 or 14.7% of net sales. The reduction in gross profit amount was due to reduced sales and reduced vendor support in the form of allowances against price reductions taken as part of the Company's merchandise migration. The reduction in gross profit rate was further impacted by the decline in comparable store sales, which directly increased the cost of sales rate of occupancy. Finally, the rate of gross profit during First Quarter 2001 was also adversely impacted by the closing of 166 stores which had minimal sales while still incurring residual occupancy expenses.

          Selling, general and administration expenses decreased $619 to $29,666, which was 50.6% of net sales. Store expenses, with the exception of advertising, decreased due to fewer stores in operation. Advertising was increased to support the clearance of merchandise categories to be exited as part of the Company's merchandise migration initiative. Advertising support from vendors was virtually non-existent in support of the merchandise being exited. Service Office related expenses increased due to increased consultant costs related to the switch to a third party provider of the information technology function and the settlement of the Company's obligation to provide future services to a former executive. Expenses were also adversely impacted due to the operation during First Quarter 2001 of the now-closed Hazleton distribution center facility which was not operative in First Quarter 2000. First Quarter 2001 was also impacted by increased expenses of the Company's e-commerce initiative which was close to being operational at the close of First Quarter 2001. This initiative was in the early stages of development during First Quarter 2000.

          Other expenses for the first quarter increased $906 to an expense of $1,127, 1.9% of sales compared to $221, or 0.3% of sales, for First Quarter 2000. The increase was due to the elimination of interest income and investment income reflecting the liquidation of the Company's portfolio of marketable securities.

          Due to the significantly lower-than-expected operating performance for Fiscal 2000 and the Company's expected operating results for the future, the Company has increased the valuation allowance against the deferred tax assets and currently records a 100% valuation allowance against any additional deferred tax assets until the Company's operations return to profitability.

          By operating segment for First Quarter 2001, Specialty Housewares incurred a loss before tax provision of $9,676 compared to a loss before tax provision of $1,689 for First Quarter 2000. For the same period, the Off-Price Home Business incurred a loss before income tax benefit of $2,513 compared to income of $640 for First Quarter 2000. Corporate and other expenses including Lechters.com costs increased the loss before tax benefit by $13,412 for First Quarter 2001 as compared to $9,315 for First Quarter Fiscal 2000.

          During First Quarter 2000, the Company recognized an extraordinary gain of $879, net of tax, from the repurchase of $16,750 of Convertible Subordinated Debentures prior to their due date of September 27, 2001.

          The net loss for First Quarter Fiscal 2001 was $26,728 compared to a net loss for the comparable period of Fiscal 2000 of $6,001. The increased loss was the result of decreased sales which reduced gross profit and the net effect of the other contributing expense factors noted above.


     LIQUIDITY AND CAPITAL RESOURCES

          Cash flow during the thirteen weeks ended May 5, 2001, as reflected on the Consolidated Statements of Cash Flows, was a net increase in cash and cash equivalents of $2,121. Operating activities, comprised of the operating loss of $26,728 adjusted for non-cash expenses such as depreciation and amortization and by changes in operating assets, utilized $12,417 of cash during the thirteen weeks ended May 5, 2001. Significant components of operating activities included depreciation and amortization which was a non-cash expense of $3,380 and reduction of merchandise inventories which positively impacted cash by $14,733. Increases in accounts receivable and prepaid expenses increased cash use by $1,002 and $4,494, respectively. Accounts payable, accrued expenses and taxes other than income taxes increased cash by $2,557 primarily attributable to the timing of payments due to the impact of the 53 week fiscal period for Fiscal Year 2000.

          Investing activities decreased net cash by $1,374 compared to an increase of $37,005 for year-to-date Fiscal 2000. Capital expenditures were primarily for construction of and fixtures of new stores, renovations and remodels of existing stores, and a new distribution center. Capital expenditures were $1,374 for Fiscal 2001 to date compared to $567 for the comparable period last year. As previously mentioned, the Company liquidated its portfolio of marketable securities during Fiscal Year 2000. As a result there was no cash provided by this source in Fiscal Year 2001 to date compared to $37,572 provided in the comparable period of Fiscal Year 2000.

          Cash flows from financing activities provided $15,912 of cash consisting of $16,922 from borrowings under the Company's pre-petition Amended and Restated Credit Facility offset, in part, by $1,010 paid in dividends on the Convertible Preferred Stock.

          The Company revised and amended its credit facility several times over the course of Fiscal 2000 and during First Quarter 2001. Early in Fiscal 2001, the Company entered into the Amended and Restated Loan and Security Agreement dated February 9, 2001. With the filing of the voluntary petition for protection under Chapter 11 of the Bankruptcy Code on May 21, 2001, the February 9, 2001 credit facility scheduled to expire on November 30, 2003 was terminated.


     Debtor-In-Possession Credit Facility

          The Company has entered into an agreement dated May 22, 2001 with Fleet Retail Finance, Inc. as agent for the Tranche A Lenders and Back Bay Capital Funding, LLC as the Tranche B Lender for a debtor-in-possession credit facility (the "DIP Facility") under which the Company may borrow up to $86 million, subject to certain limitations, to fund ongoing working capital needs while it prepares a reorganization plan. The DIP Facility was approved by the Bankruptcy Court on June 12, 2001.

          The DIP Facility includes an $80 million Tranche A Senior Secured Facility with Fleet Retail Finance, Inc. as agent for a group of banks. There is also a $6 million Junior Secured Tranche B Loan with Back Bay Capital Funding LLC. The DIP Facility includes a $10 million sublimit for the issuance of letters of credit (both documentary and standby). The proceeds of the DIP Facility were first used to repay the pre-petition Amended and Restated Credit Facility and may be used for on going working capital requirements and general corporate purposes which are subject to the supervision and direction of the Bankruptcy Court. The DIP Facility matures on the earliest of (a) May 31, 2003, or if such day is not a business day, the next succeeding business day; (b) the date set by the Bankruptcy Court for a hearing on the Final Borrowing Order, unless the Bankruptcy Court on such date approves the Final Borrowing Order; or (c) the effective date of a Plan of Reorganization. The DIP Facility is secured by a security interest in substantially all the Company's assets.

          The Company's maximum borrowing (the "Borrowing Base") under the DIP Facility may not exceed the lesser of (a) $86 million made up of $80.0 of Tranche A Loan ceiling and $6.0 million of Tranche B Loan or (b) the total of (i) a stipulated proportion of 83% for the period January 1st through August 31st and 88% for the period September 1st through December 31st of the cost value of the Company's acceptable inventory, including eligible letter of credit inventory; plus (ii) 85% of the Company's acceptable credit card receivables; plus (iii) 95% of the Company's cash and acceptable investments held in a Fleet custody account; minus (iv) applicable reserves.

          The DIP Facility contains certain covenants, including limitations on capital expenditures, indebtedness, and transactions with affiliates and a prohibition on the payment of dividends, other than scheduled payments of preferred dividends by the Company and dividends paid to the Company by its subsidiaries. Under the DIP Facility, the Company is not permitted to repay, prepay, redeem, defease or repurchase its 5% Convertible Subordinated Debentures nor can it repurchase its Common Stock.

          Advances under the DIP Facility Tranche A Senior Secured Facility will bear interest per annum at the Fleet base rate plus the applicable margin of 1.00% or the Eurodollar rate (LIBOR) plus 2.75% at the Company's option. The applicable margins are determined based upon the Company's excess availability under the credit facility.

          The $6.0 million Junior Secured Tranche B Loan from Back Bay Capital Funding LLP carries a rate of interest of 13.50% per annum with payment in kind interest accruing at 2.50% per annum payable upon maturity. The Junior Secured Tranche B Loan also has annual fees of 3.0% payable on May 22, 2002 and 2.0% payable on May 22, 2003.

          The Company will pay an unused line fee of 0.50% per annum on the unused portion of the credit facility, a standby letter of credit fee equal to the then applicable Eurodollar margin less 25 basis points per annum of the total face amount of each outstanding letter of credit, a documentary letter of credit fee equal to 1.25% per annum of the total face amount of each outstanding letter of credit and certain other fees. The DIP Facility completely replaced the Amended and Restated Credit Facility which was dated February 9, 2001. As a result of the replacement of the pre-existing credit facility, the Company will charge operations of approximately $2,800 in the second Fiscal Quarter of 2001 representing the write-off of the deferred financing costs for that facility.

     ASSET IMPAIRMENT

          The Company's e-commerce strategy, thinkkitchen.com, formerly Lechters.com, and the related conversion of existing stores to the thinkkitchen prototype are under review as a consequence of the Chapter 11 filing. The Company's investment in computer software for the e-commerce strategy shown as other assets on the Consolidated Balance Sheet, which as of May 5, 2001 was approximately $6,200, will likely become impaired during the second quarter of Fiscal 2001. The amount of impairment will be dependent on the estimated future cash flows generated by the website. At the present time, the amount of impairment cannot be determined.

     RECENT ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective February 4, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

3.2       By-laws of the Company (Incorporated  herein  by  reference to Exhibit
          3.2 to the Company's Annual Report on Form 10-K for the year ended February 3, 2001).

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

10.1.2 Loan and Security Agreement among the Company as Debtor and Debtor-In-Possession, Fleet Retail Finance, Inc. as Agent for the Tranche A Lender and Back Bay Capital Funding, LLC, Tranche B Lender dated May 22, 2001 (Incorporated herein by reference to the Company's Current Report on Form 8-K filed July 3, 2001).

10.8.1 Amendment No. 6 to the Deferred Compensation Agreement between the Company and Donald Jonas dated April 4, 2001.*

b.        Reports on Form 8-K

1. A Current Report on Form 8-K reporting one item under Item 5 - Other Events and one item under Item 7(c) was filed on April 3, 2001.

2. A Current Report on Form 8-K reporting one item under Item 5 - Other Events was filed on May 4, 2001.

3. A Current Report on Form 8-K reporting one item under Item 2 - Acquisition or Disposition of Assets and one item under Item 5 - Other Events was filed on July 3, 2001.

*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LECHTERS, INC.

                                 By: /s/ Daniel L. Anderton
                                     ----------------------
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer

Date:   July 5, 2001